Form 10-K
period 1993-12-31
INTERNATIONAL CONTROLS CORP
filed 1994-03-10
CIK 51200

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                            ------------
For the fiscal year ended      DECEMBER 31, 1993
                         -----------------------------
                                    OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                            ---------------
For the transition period from                     to
                              ---------------------  ---------------------
Commission file number         1-5599
                      ------------------------
                       INTERNATIONAL CONTROLS CORP.
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          FLORIDA                                54-0698116
- ---------------------------------------------------------------------------
(State or other jurisdiction of              (I. R. S. Employer
incorporation or organization)               Identification No.)

2016 North Pitcher Street, Kalamazoo, Michigan               49007
- ---------------------------------------------------------------------------
   (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code: (616) 343-6121
                                                   ----------------
Securities Registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange
       Title of each class                       on which registered
       -------------------                      ---------------------
Subordinated Discount Debentures              American Stock Exchange, Inc.
Due January 1, 2006
12-3/4% Senior Subordinated Debentures        American Stock Exchange, Inc.
Due 2001
Securities registered pursuant to Section 12(g) of the Act:  None
- ---------------------------------------------------------------------------
Indicate by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----        -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    X
                                                           -----
There were 9,036,700 shares of Registrant's only class of common stock outstanding as of March 10, 1994.
There are no shares of voting stock held by non-affiliates of the Registrant.

                DOCUMENTS INCORPORATED BY REFERENCE:  None

                                  PART I


ITEM 1.  BUSINESS
         --------

     A. OVERVIEW. International Controls Corp. ("ICC, Registrant or the Company") is a holding company and its business is conducted by its operating subsidiaries. Through its subsidiaries, the Company is engaged in four major lines of business. Through Great Dane Trailers, Inc. ("Great Dane"), the Company manufactures a full line of truck trailers for the over-the-road tractor trailer long and short haul market and containers and chassis for intermodal shipping. Checker Motors Corporation ("Checker") and its subsidiary, South Charleston Stamping & Manufacturing Company ("SCSM"), are major manufacturers of sheet metal stampings for automotive and light truck and van components and subassemblies, primarily for General Motors Corporation ("GM"). The Company, through its Yellow Cab Company division ("Yellow Cab"), is currently the largest owner of taxicabs and provider of taxi-related services in Chicago, Illinois. American Country Insurance Company ("Country") underwrites property and casualty insurance, including taxicab insurance, workers' compensation and other commercial and personal lines.

     The Company was incorporated in 1959 under the laws of the State of Florida. On January 1, 1989, the Company's continuing operations consisted solely of Great Dane's truck trailer manufacturing operations. On January 11, 1989, the Company acquired all of the outstanding capital stock of Checker. Immediately following the acquisition of Checker by the Company, Checker Holding Corp. ("Holding"), a privately-held company owned by substantially all of the former shareholders of Checker, acquired all of the outstanding capital stock of the Company (the "Holding Buyout"). Subsequently, Holding was merged into the Company. The Holding Buyout has been accounted for as if Checker acquired the Company (a "reverse acquisition"), since there was no significant change in control of Checker.


     B. INFORMATION CONCERNING INDUSTRY SEGMENTS. Certain financial data with respect to Registrant's industry segments appear in Note N of Notes to Consolidated Financial Statements and are incorporated herein by reference.


     As of December 31, 1993, the Company employed a total of 5,055 people. The chart below details the number of persons employed as of that date in each of the Company's industry segments:

                                                          Administrative
                                          Hourly           and Executive
                                          ------          --------------
Truck Trailer Manufacturing                3,265                 546
Automotive Products Operations               697                 142
Vehicular Operations                         228                  21
Insurance Operations                           8                 148

     C.  NARRATIVE DESCRIPTION OF BUSINESS.

     TRUCK TRAILER MANUFACTURING. Great Dane designs, manufactures and distributes a full line of truck trailers and containers and chassis. In 1993, Great Dane, the largest truck trailer manufacturer in the United States, accounted for approximately 12.7% of the new truck trailer market, 11.7% of the new van market, 11.9% of the new platform trailer market, 38.0% of the new refrigerated van ("reefer") market and 23.4% of the market for intermodal containers and chassis. Great Dane sells its trailers primarily through a nationwide network of branches and independent dealers to gain access to smaller, less price sensitive customers. The Company believes it offers the largest line of trailers in the industry and works closely with customers to customize products to their specific needs. Great Dane strives to stay at the forefront of the industry in the design and development of new and improved products.

     In addition to manufacturing, Great Dane's business includes a parts sales operation, sales of used trailers acquired mainly in trade-in transactions, and retail services (including repair and maintenance) which enable it to be a full service provider. The parts and service operations are less sensitive to the economic environment mitigating the impact of the cyclical product lines.

     Late in 1991, Great Dane hired new operating management to implement several important strategies designed to position Great Dane to take advantage of both expected industry growth in the trailer market and the expansion of the intermodal container and chassis market. As part of this strategy, Great Dane adapted certain of its manufacturing facilities to enable it to fill orders for high-volume purchasers without sacrificing its ability to cater to the special needs of its many smaller customers. In addition, Great Dane broadened its network of distributors and branches, initially focused on the Southeast, to develop a nationwide presence and to expand Great Dane's businesses into Canada and Mexico, thereby increasing its access to trailer customers, as well as providing new outlets for its parts and services business, which is less vulnerable to economic downturns and produces higher margins. Great Dane believes it currently has the largest marketing organization in the trailer industry.

     Furthermore, during 1992, Great Dane's engineering department, working in conjunction with J.B. Hunt Transport, one of the largest truckload carriers in the United States ("J. B. Hunt"), developed a unique line of intermodal containers and matching ultra lightweight chassis, which allows Great Dane's customers to take advantage of new double stack intermodal shipping methods, the most economical method of hauling freight over long and intermediate distances. Great Dane's intermodal containers are designed for use on rail but may also be transported over the road on chassis to and from rail yards. In connection with an approximately $125 million initial purchase order from J. B. Hunt for these new intermodal products, Great Dane installed new assembly lines within three existing factories and initiated production for the order in early 1993. Great Dane has, subsequently, received an additional order of approximately $48 million from J. B. Hunt. Although J. B. Hunt's requirements for these containers and chassis will level off, Great Dane believes that intermodal transportation will provide growth opportunities as other carriers replace some or all of their trailers with containers and chassis. The Company believes that Great Dane, which has also manufactured refrigerated containers for others, is well-positioned to maintain a substantial share of the new and growing intermodal market.

     Great Dane's headquarters are located in Savannah, Georgia, and its manufacturing is performed in Savannah, Georgia; Brazil, Indiana; Memphis, Tennessee; and Wayne, Nebraska. These plants include assembly lines for the various types of trailers and containers and fabricating departments which produce from raw or semi-finished material the components used in the assembly of its products other than those items requiring machine shop or foundry work and except for certain components, such as brakes, tires, wheels, rims, axles, landing gear and springs, which are purchased as finished items.

     The national truck trailer market is fragmented and competitive due to the relative ease of entrance (with the exception of the higher technology refrigerated trailers). There are approximately 180 companies in the truck trailer manufacturing industry. In 1993, the two largest companies, Great Dane and Wabash National Corporation, accounted for approximately 24% of the market and the ten largest companies accounted for approximately 65% of sales. The basis of competition in the truck trailer industry is quality, durability, price, warranties, service and relationships. Due in large part to the quality of its products and its strong distribution system, the Company believes that Great Dane has built sustainable competitive advantages in each of these important areas.

     Management believes its "Great Dane" trademark, which identifies all of its products, to be of value and to contribute significantly to the wide acceptance of its products.

     Truck trailer and container backlog was approximately $365 million at December 31, 1993, and $259 million at December 31, 1992. The increase in backlog is attributed to the previously discussed dry freight containers and chassis order and increased orders for truck trailers.

     AUTOMOTIVE PRODUCTS OPERATIONS. Through SCSM and the Partnership, the Company is currently engaged in the fabrication of various sheet metal components and subassemblies, including automotive doors, roofs and hoods, primarily for light trucks and vans, which tend to have longer model lives and less frequent design changes than passenger cars. Through the purchase of SCSM in 1989 and the expansion of that facility's press lines, the Company acquired a modernized stamping facility covering an area of more than 900,000 square feet. SCSM presently has the capability to produce virtually any automotive stamping product, carrying out substantially all phases of the project under one roof. SCSM holds GM's "Mark of Excellence" award and The Chrysler Corporation's "Quality of Excellence" designation.

     The automotive operations' primary customer is GM, which has, historically, accounted for more than 95% of this segment's revenues. Management is, however, increasing its efforts to broaden its customer base. The effect of that effort is evidenced by the expansion of the customer base to include Freightliner Corp. ("Freightliner"), Ford Motor Company ("Ford"), and the Chrysler Corporation ("Chrysler"). In addition, the automotive segment recently received a letter of intent from Mercedes-Benz for products which, subject to the execution of final documentation, are currently scheduled for shipment commencing in 1997.

     Shipments of customers' orders are made on a daily or weekly basis as required by the customers. GM provides an estimated 13 week forecast for material and fabrication planning purposes. Nevertheless, changes in production by the customer may be reflected in increases or decreases in these forecasts.

     The fabrication business is highly competitive and SCSM and the Partnership compete with numerous other industrial manufacturers, as well as with the in-house capabilities of its customers (i.e., GM). The failure to obtain future orders from GM could have a material adverse impact on SCSM and/or the Partnership despite the fact that the Company is expanding its customer base. The automotive products industry is experiencing increased pricing pressure from GM which is continuing its aggressive measures to reduce its operating costs, including obtaining significant price reductions from suppliers. Although opportunities for new business may arise as a result of GM's pressure on other suppliers and, while the Company believes that it has adequately provided for any price reductions which may result from discussions with GM in near-term financial plans, future earnings of the automotive products operations may be materially adversely affected by additional price reductions requested or required by GM.

     VEHICULAR OPERATIONS. Yellow Cab is the largest taxicab fleet owner in the City of Chicago and, as of February 1, 1994, owned approximately 2,370 of the roughly 5,400 taxicab licenses ("medallions") available in Chicago. Yellow Cab leases its medallions and its owned vehicles to independent, non-employee taxi operators pursuant to two programs; the owner-operator program and the daily-lease program. The owner-operator program relieves Yellow Cab of vehicle maintenance and repair costs, as well as the cost of housing and storing a large fleet. The Partnership and affiliated entities also provide a variety of other services to taxi drivers and non-affiliated medallion holders, including insurance coverage and repair and maintenance services.

     Pursuant to a 1988 agreement with the City of Chicago to settle various lawsuits, Yellow Cab is required to relinquish to the City of Chicago and not renew 100 taxicab licenses on January 1 of each year through 1997 (the "Agreement"). In addition, the Agreement limits to 100 per year the number of new licenses that the City of Chicago may add to the total medallions outstanding through 1997, bringing the total number of available licenses to a maximum of 5,700 on December 31, 1997. At the required surrender rates, assuming no additional medallions are sold by Yellow Cab, Yellow Cab would hold approximately 2,070 medallions after January 1, 1997, or approximately 36% of the maximum total then-to-be outstanding.

     The scheduled decline in the number of licenses allowed to be held by Yellow Cab pursuant to the Agreement has had, and will continue to have, a negative effect on the revenue-generating capability of the taxi leasing operations. Yellow Cab has been able to offset these declines to some extent through increases in the average lease rates charged to its customers. At the same time, as the number of medallions held by Yellow Cab declines, Yellow Cab will require fewer new vehicles to support its taxi leasing operations and, consequently, a lower level of capital spending.

     The Agreement has also had the effect of allowing the Company to purchase and sell licenses in the open market for the first time since 1982. In 1993, sales of these licenses have been recorded at prices of approximately $38,000 per medallion, and the prices realized by Yellow Cab have been consistent with the prices realized in license sales by other, non-affiliated, medallion holders. Although the value of Yellow Cab's fleet of vehicles is reflected on the Company's balance sheet, the significant value of its medallions is not.

     Although Yellow Cab is the largest provider of taxicab related services in Chicago, it faces competition from a number of other medallion owners who lease medallions and vehicles to independent operators. The most significant of these competitors are Flash Cab Company, American United and Abernathy. Yellow Cab management believes that each of these competitors owns approximately 150 to 200 medallions, although each competitor operates under a variety of individual cab service names and logos.

     Yellow Cab currently maintains liability insurance coverage for losses of up to $350,000 per occurrence, as well as an "excess layer" of coverage for losses over $600,000 and up to $29,000,000. The initial $350,000 layer of insurance is issued by Country. See "Business--Insurance Operations." During several periods in the past, Yellow Cab did not maintain the level of coverage that Yellow Cab currently maintains for any losses over $350,000 per occurrence. As a result, there are currently nine outstanding claims against Yellow Cab for which it is not fully covered by third-party insurance.
Yellow Cab maintains balance sheet reserves totalling $3 million for these claims. Management believes that these reserves will be sufficient to cover its outstanding claims.

     Yellow Cab's operations are regulated extensively by the Department of Consumer Services of the City of Chicago which regulates Chicago taxicab operations with regard to certain requirements including vehicle maintenance, insurance and inspections, among others. The City Council of Chicago has authority for setting taxicab rates of fare. Effective January 18, 1994, rates of fare increased by 10%. However, lessors may increase the rates paid by lessee drivers by not more than 2.8% until April 1, 1994, and thereafter may not raise such rates at all without the consent of the City of Chicago. The City of Chicago is required to establish rules before April 1, 1994, pursuant to which they will hold hearings on any proposed rate increase.

     INSURANCE OPERATIONS. Country, a wholly-owned subsidiary of the Partnership, historically concentrated solely on underwriting affiliated taxi liability, collision and workers' compensation insurance. During the past seven years, however, Country has expanded its operating focus to include underwriting non-affiliated personal and commercial property/casualty lines. During 1993 and 1992, 67% of Country's total premium revenue was attributable to nonaffiliated property and casualty lines.

     Country is one of the few voluntary providers of taxi liability insurance in the industry. Most insurers which have previously written taxi insurance coverage on a voluntary basis experienced poor underwriting results and have withdrawn from the business. Management believes that Country's longstanding relationship with Yellow has provided it with a stable market for this type of coverage and has enabled it to develop a comprehensive understanding of the business and to assess more properly the associated risk.

     The taxicab liability coverage which Country writes carries a $350,000 limit of liability for each driver. In addition, Country makes collision insurance available to licensees and owner-operators at premium rates which are favorable relative to the rates charged by competitors for equivalent coverage. Country also writes full lines of commercial and personal property and casualty insurance for risks located in the City of Chicago and the surrounding metropolitan area. With the exception of a specialty public transportation program, which program policies are reinsured for amounts above $350,000, all non-affiliate policies are reinsured for amounts above $150,000.

     Country is domiciled in the State of Illinois and is a licensed carrier in Michigan, as well as being admitted as an excess and surplus lines carrier in 36 other states. To the best of management's knowledge, Country is in compliance with all applicable statutory requirements and regulations.

     Country is currently rated "A" by A. M. Best Company.

     LABOR RELATIONS. Approximately 286 employees in the Company's automotive products operations, 295 in the Company's truck trailer manufacturing operations and 63 in the Company's vehicular operations are covered by collective bargaining agreements. The Partnership entered into a new contract with the Allied Industrial Workers of America, AFL-CIO, Local 682 in Kalamazoo--currently known as Local Union No. 7682 of the United Paperworkers International Union, AFL-CIO--which expires in May 1996. The Partnership is party to a contract with D.U.O.C. Local 777, a division of National Production Workers of Chicago and Vicinity, Local 777 which expires in November 1995. During February 1993, Great Dane Trailers, Tennessee, Inc., a subsidiary of Great Dane, negotiated a new contract (expiring in January 1996) with Talbot Lodge No. 61 of the International Association of Machinists and Aerospace Workers. In general, the Company believes its relationship with its employees to be satisfactory.

     COMPLIANCE WITH ENVIRONMENTAL PROTECTION PROVISIONS. The Company believes that future compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have no material effect upon the capital expenditures, earnings and competitive position of the Company.


ITEM 2.  PROPERTIES
         ----------

     The Company's principal executive offices are located at the Partnership's facility at 2016 North Pitcher Street, Kalamazoo, Michigan 49007.

     The location and general description of the principal properties owned or leased by the Company are as follows:

                                                         Owned or Leased;
                                                            If Leased,
   Location      Type of Facility          Area           Expiration Year
   --------      ----------------          ----           ---------------
TRUCK TRAILERS MANUFACTURING:
Savannah,     Manufacturing Plant   61 acres (including        Owned
Georgia       and Office            455,000 sq. ft. mfg./
                                    office bldg.)

Brazil,       Manufacturing Plant   80 acres (including        Owned
Indiana       and Office            564,000 sq. ft. mfg./
                                    office bldg.)

Memphis,      Manufacturing Plant   8 acres (including        Leased;
Tennessee                           107,000 sq. ft. mfg.)      2003

                                    3.5 acres (including       Owned
                                    13,000 sq. ft. mfg.)

Wayne,        Manufacturing Plant   35 acres (including        Owned
Nebraska      and Office            179,000 sq. ft. mfg./
                                    office bldg.)

14 Locations  Sales and Service     98 acres (including        Owned
in 10 States  Branches              buildings aggregating
                                    303,000 sq. ft.)

13 Locations  Sales and Service     28 acres (including       Leases
in 8 states   Branches              buildings aggregating    expiring
                                    198,000 sq. ft.)       1994 to 2015

AUTOMOTIVE PRODUCTS OPERATIONS:
Kalamazoo,    Manufacturing Plant   71 acres (including        Owned
Michigan      and Office            750,000 sq. ft. mfg./
                                    office bldg.)

South         Manufacturing Plant   922,000 sq. ft. (mfg./    Leased;
Charleston,   and Office            office bldg.)              2028
West Virginia

VEHICULAR OPERATIONS:
Chicago,      Garages, Parking      Approximately 620,000      Owned
Illinois      Lots and Offices      sq. ft. (including
(13 Loca-                           garages/office
tions)                              facilities)

INSURANCE OPERATIONS:
Chicago,      Offices/Storage       39,000 sq. ft.            Leased;
Illinois      Facility                                         2002
(3 Loca-
tions)

     The principal facilities owned by the Company and its subsidiaries are considered by the Company to be well maintained, in good condition and suitable for their intended use.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     EXECUTIVE LIFE LITIGATION. By order of the Superior Court of Los Angeles County on April 11, 1991 (the "California order"), the California State Insurance Commissioner was appointed conservator (the "Conservator") for Executive Life Insurance Company ("ELIC"), a limited partner in the Partnership. By letter dated May 20, 1991, Checker and the Partnership advised ELIC and the Conservator that the appointment of the Conservator pursuant to the California Order constituted an "Event of Default" under the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Agreement"), and that, therefore, ELIC's rights under the Agreement and interest in the Partnership were altered. More specifically, Checker and the Partnership asserted that ELIC's rights, as of April 11, 1991, were limited to the right to receive a payout of its capital account, calculated as of that date, in quarterly installments over approximately a 23-year period. By letter dated June 28, 1991, the Conservator notified Checker and the Partnership that he did not accept the position set forth in the May 20 letter.

     On July 8, 1991, Checker and the Partnership filed suit against ELIC and the Conservator in the Delaware Chancery Court for New Castle County. In that action, Checker and the Partnership sought a declaratory judgment that they had properly invoked the provisions of the Agreement relating to an Event of Default and that they are not in violation of the California Order. In addition, they sought an order declaring that ELIC has no further interest in the Partnership or any rights under the Agreement, except the right to receive its capital account, with interest, as provided in the Agreement, and that Checker and the Partnership have no additional liability or obligation to ELIC. Checker and the Partnership sought to enjoin ELIC from taking a position inconsistent with their interpretation of the Agreement.

     On September 10, 1991, ELIC and the Conservator moved to stay or dismiss the complaint in the Delaware action. On February 13, 1992, the judge granted the motion to dismiss on the basis that Checker's action constituted a "claim" under the Uniform Insurers Liquidation Act, as adopted in Delaware, which could not be brought in the absence of an ancillary receiver for ELIC having been appointed in Delaware. On September 14, 1992, the portion of this opinion which would have required Checker and the Partnership to bring their action in California because no ancillary receiver had been appointed for ELIC in Delaware was modified. The Delaware Supreme Court held that a resident of an ancillary state could file "claims" with either the ancillary receiver of such state or with the domiciliary receiver, thereby allowing Checker and the Partnership to pursue their claim in a jurisdiction in which they are resident and in which an ancillary receiver was appointed in October 1991. Checker and the Partnership have now filed a claim against ELIC in Michigan.

     On March 4, 1992, the Company received a copy of the Conservator's filing in California of an Amendment to its Application for Order of Conservation adding Checker, the Partnership and Checker Holding Corp. III as parties (the Checker Entities") to its original order and seeking (a) damages in an unspecified amount for their alleged "forfeiture" or ELIC's partnership interest, their breach of fiduciary duties, and their interference with the conservatorship proceedings and waste of conservatorship assets and (b) a declaration of ELIC's rights under the Agreement. The Company made a limited appearance in California to dispute the jurisdiction of the court over the Checker Entities. On June 10, 1992, the California court ruled that the Checker Entities are subject to jurisdiction in California. The Checker Entities filed a Petition for Writ of Mandate and Request for Temporary Stay of Proceedings in the Court of Appeal of the State of California, Second Appellate district, and a hearing on the Petition was held on November 5, 1992. On February 24, 1993, the court denied the writ. On March 11, 1993, the Checker Entities filed a Petition for Rehearing based on their belief that the Appellate Court's opinion was predicated upon omissions of material facts and misstatements of material facts, which Petition for Rehearing was denied by the court.

     The Company has offered to redeem ELIC's interest in the Partnership and South Charleston Stamping & Manufacturing Company for $32 million. The Conservator has not yet responded to the offer.

     BOEING LITIGATION. On February 8, 1989, the Boeing Company ("Boeing") filed a lawsuit naming the Company, together with three prior subsidiaries of the Company, as defendants in Case No. CV89-119MA, United States District Court for the District of Oregon. In that lawsuit, Boeing sought damages and declaratory relief for past and future costs resulting from alleged groundwater contamination at a location in Gresham, Oregon, where the three prior subsidiaries of the Company formerly conducted business operations. On December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company will pay Boeing $12.5 million over the course of five years, $5 million of which has been committed by certain insurance companies in the form of cash or irrevocable letters of credit. In accordance with the settlement agreement, Boeing will move to dismiss its claims against the Company and the three former subsidiaries and will release and indemnify the Company with respect to certain claims.

     CERTAIN ENVIRONMENTAL MATTERS. Within the past five years, Great Dane and Checker have entered into certain consent decrees with federal and state governments relating to the cleanup of waste materials. The aggregate obligations of Great Dane and Checker pursuant to these consent decrees are not material.

     In May 1988, the Company sold all of the stock of its subsidiaries, Datron Systems, Inc. ("Datron") and All American Industries, Inc., and in connection therewith agreed to indemnify the purchaser for, among other things, certain potential environmental liabilities. The purchaser asserted various claims for indemnification and had commenced litigation in Connecticut with respect to alleged contamination at a manufacturing facility owned by a former second-tier subsidiary. The court denied one of the purchaser's claims and another was dismissed. The balance of the claims for reimbursement of monitoring and clean up costs were dismissed without prejudice and the Company is discussing with the purchaser the resolution of approximately $625,000 in claims previously submitted by the purchaser for cleanup and monitoring costs at the facility, as well as its responsibility for future costs. The Company does not believe that its obligations will be material. The purchaser has also put the Company on notice of certain other alleged environmental and other matters for which it intends to seek indemnification as costs are incurred. The Company does not believe that its obligations, if any, to pay these claims will be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS There is no market for Registrant's common stock; all issued and outstanding common stock is owned of record by David R. Markin, Martin L. Solomon, Allan R. Tessler and Wilmer J. Thomas, Jr.

ITEM 6.  SELECTED FINANCIAL DATA
     Summarized below is selected financial data for the years 1989 through 1993. The extraordinary items in all years relate to the gain or loss on the repurchase of indebtedness (see Note L of the Notes to Consolidated Financial Statements). The accounting changes represent the cumulative effect of changes in accounting principles as a result of adopting, as of January 1, 1993, the provisions of Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes" (see Notes I and
K of the Notes to Consolidated Financial Statements). Per share amounts for all of the years are based on 9,036,700 shares.

                          Selected Financial Data
                 (in thousands, except per share amounts)
                                     Year Ended December 31,
                        1993       1992       1991       1990       1989
                      --------   --------   --------   --------   --------
Revenues             $ 909,326  $ 716,733  $ 555,266  $ 693,211  $ 738,387
                     ========== ========== ========== ========== ==========
Income (loss) before
 extraordinary items
 and accounting
 changes             $   3,364  $  (7,555) $ (27,006) $ (20,274)  $ (1,856)
Extraordinary items        ---        ---     31,188     27,749      4,799
Accounting changes     (46,626)       ---        ---        ---        ---
                     ---------- ---------- ---------- ---------- ----------
Net income (loss)    $ (43,262) $  (7,555) $   4,182  $   7,475  $   2,943
                     ========== ========== ========== ========== ==========
Income per share:
 Income (loss) before
  extraordinary items
  and accounting
  changes            $    0.37  $   (0.84) $   (2.99) $   (2.24) $   (0.20)
 Extraordinary items       ---        ---       3.45       3.07       0.52
 Accounting changes      (5.16)       ---        ---        ---        ---
                     ---------- ---------- ---------- ---------- ----------
Net income (loss)    $   (4.79) $   (0.84) $    0.46  $    0.83  $    0.32
                     ========== ========== ========== ========== ==========
Total assets         $ 517,336  $ 493,763  $ 481,305  $ 537,677  $ 536,084
                     ========== ========== ========== ========== ==========
Long-term debt, less
 debt discount       $ 291,273  $ 305,368  $ 312,324  $ 376,692  $ 405,167
                     ========== ========== ========== ========== ==========
Cash dividend
 declared per
 common share        $     ---  $     ---  $     ---  $     ---  $     ---
                     ========== ========== ========== ========== ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL.

     From the time that present management assumed control of the Company in January 1989, it has been continually reassessing the Company's financial condition and prospects. During March 1990, Great Dane obtained a loan commitment of $80 million. A substantial portion of the loan proceeds was utilized to repurchase, in the open market, a portion of the Company's outstanding 12-3/4% Senior Debentures due 2001 (the "12-3/4% Debentures") and Subordinated Discount Debentures due January 1, 2006 (the 14-1/2% Debentures"). During September 1992, Checker Motors Co., L.P. (the "Partnership") entered into a Loan and Security Agreement with a bank pursuant to which the bank provided a $30 million term loan. Approximately $18 million of the proceeds from the loan was used to repay certain indebtedness of a subsidiary of Checker, which debt had been guaranteed by the Partnership, and to pay certain costs associated with the financing and repayments.

     The Company was hampered in its efforts to achieve a refinancing of its debt in recent years, in part because of certain litigation arising out of alleged groundwater contamination at a location where three prior subsidiaries of the Company formerly conducted business. That lawsuit has now been settled. See "Business--Legal Proceedings--Boeing Litigation." The Company has also been engaged in litigation with the Conservator of ELIC, a limited partner in the Partnership, seeking, among other things, a declaratory judgment regarding ELIC's rights in the Partnership. See "Business--Legal Proceedings--Executive Life Litigation."

     With the settlement of the Boeing litigation and negotiations in progress to settle the Executive Life Litigation, the ability of the Company to achieve a successful refinancing has been enhanced. Accordingly, in February 1994, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with an overall refinancing of the Company's outstanding indebtedness. The proposed refinancing, as described in the registration statement, involves the Company entering into a credit facility consisting of a $60 million term loan and a revolving credit facility which would provide up to $115 million, subject to the Company's ability to meet certain financial tests (the term loan and the revolving credit facility being known as the "New Credit Facility"). Additionally, the Company is proposing to offer $265 million (adjusted from $225 million) of new Senior Secured Notes (the "Senior Notes"). If the refinancing is successfully completed, the proceeds from the new Credit Facility would be utilized to redeem substantially all of the currently outstanding indebtedness of the Company's subsidiaries and the proceeds from the offering of the Senior Notes would be used to redeem parent company indebtedness and to redeem the Minority Interest held by ELIC, in each case together with any accrued interest and transaction fees and expenses. A successful completion of the refinancing, the terms of which are still subject to change, is expected to help the Company achieve increased liquidity from reduced principal debt amortization requirements, the removal of certain restrictions on the use of cash from the Company's subsidiaries and more flexible and efficient cash management at the holding company level.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

     Available cash and cash equivalents, cash flow generated from operations ($30.7 million, $25.2 million and $37.8 million for the years ended December 31, 1993, 1992 and 1991, respectively), proceeds from borrowings and proceeds from disposal of assets have provided sufficient liquidity and capital resources for the Company to conduct its operations.

     Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The impact of adopting SFAS No. 106 was a charge to net income of $29.7 million (net of taxes of $16.5 million) which was recorded as a cumulative effect adjustment in the quarter ended March 31, 1993.

     The Company also adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. The impact of adopting SFAS No. 109 was a charge to net income of $16.9 million which was recorded as a cumulative effect adjustment in the quarter ended March 31, 1993.

     During the quarter ended March 31, 1993, the Company adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts." Because of the type of insurance contract Country provides, the adoption of this statement had no impact on earnings; however, it requires the disaggregation of various balance sheet accounts. For financial reporting purposes, the 1992 balance sheet and 1992 and 1991 statements of cash flows have been restated as if SFAS No. 113 were adopted as of the beginning of the earliest period presented.

     While the adoption of the above SFAS's has a significant effect on the Company's financial position, it does not adversely affect liquidity and capital resources.

     The Company is a holding company and is, therefore, dependent on cash flow from its subsidiaries in order to meet its obligations.

     Purchases of property, plant and equipment have averaged approximately $18.0 million per year over the past three years and have been funded principally by cash flow generated from operations as well as proceeds from disposal of assets. Purchases of property, plant and equipment for 1994 are anticipated to be approximately $26.0 million and are expected to be funded principally by cash flow generated from operations.

     During the fourth quarter of 1993, the Company entered into a settlement of the Boeing litigation (see "Business--Legal Proceedings--Boeing Litigation"). It is anticipated that the settlement ($12.5 million over five years) will be paid by the Company through recoveries from insurance carriers, the sale of assets of certain of the subsidiaries, cash currently on hand and cash flow generated from operations.

     GM, a major customer of the Company's automotive products segment, is resorting to many measures, including obtaining significant price reductions from its suppliers, in an effort to reduce its operating costs. Management of the Company's automotive products segment is currently engaged in discussions with GM concerning future pricing of parts presently being manufactured. Automotive products segment management believes that it has adequately provided in its near-term financial plans for any price reductions which may result from its current discussions with GM. However, price reductions in excess of those anticipated could have a material adverse effect on the automotive products operations.

     IMPACT OF INFLATION.

     Recently, due to competitive market conditions, the Company has been unable to factor all cost increases into selling prices for its products and services. The Company does not believe, however, that the impact of inflation affects the Company any more than it affects the Company's competitors.

     RESULTS OF OPERATIONS.

1993 COMPARED TO 1992:

     During 1993, revenues increased $192.6 million and gross profit increased $24.7 million as compared to 1992. The Truck Trailer Manufacturing and the Automotive Products segment operations benefited from increased demand for their products. Truck Trailer Manufacturing revenues increased by $175.5 million as compared to 1992, primarily due to the sale of containers and chassis which were introduced in late 1992 and sold principally to one customer, and a higher volume of truck trailer sales. Automotive Products revenues increased $15.3 million as compared to 1992. Increased production of the General Motors Blazer and Suburban models and crew cab products and other general increases in volumes to accommodate automotive customers' demands are the principle reasons for the increase. Vehicular Operations revenues increased $1.5 million in 1993 as compared to 1992. The increase was attributed to lease rate increases obtained in 1993 to cover certain Vehicular Operations cost increases. The revenue increase was somewhat offset by the impact of tendering medallions to the City of Chicago.

     The factors impacting sales, as discussed previously, had the effect of increasing the Company's 1993 operating profit (gross profit less selling, general and administrative expenses) by $18.4 million as compared to 1992. Truck Trailer Manufacturing operating profit increased by $14.8 million as compared to 1992. This increase is principally due to higher volumes, partly offset by higher selling, general and administrative expenses ("S G & A"). Higher volumes were also the principal reason for an increase of $3.7 million of Automotive Products operating profits as compared to 1992.

     S G & A expenses were $6.3 million higher in 1993 as compared to 1992, but as a percentage of sales, S G & A expense is 1.7 percentage points lower in 1993 as compared to 1992.

     Other expenses decreased $5.5 million in 1993 as compared to 1992. The decrease in expense resulted primarily from $1.4 million income from the settlement of a dispute in 1993 and $2.8 million income from sales of taxi medallions in 1993.

     On February 8, 1989, the Boeing Company ("Boeing") filed a lawsuit naming the Company, together with three prior subsidiaries of the Company, as defendants in Case No. CV89-199MA, United States District Court for the District of Oregon. In that lawsuit, Boeing sought damages and declaratory relief for past and future costs resulting from alleged groundwater contamination at a location in Gresham, Oregon, where the three prior subsidiaries of the Company formerly conducted business operations. On

December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company will pay Boeing $12.5 million over the course of five years, $5 million of which has been committed by certain insurance carriers in the form of cash or irrevocable letters of credit. Accordingly, the Company recorded a $7.5 million special charge during 1993 to provide for the cost associated with this legal proceeding. In accordance with the settlement agreement, Boeing will move to dismiss its claims against the Company and the three former subsidiaries and will release and indemnify the Company with respect to certain claims.

1992 COMPARED TO 1991:

     During 1992, revenues increased $161.5 million and gross profit increased $31.1 million as compared to 1991. The Truck Trailer Manufacturing and the Automotive Products segment operations were positively impacted by increased demand for their products. Truck Trailer Manufacturing revenues increased by $136.1 million as compared to 1991, primarily resulting from a higher volume of truck trailer sales. Automotive Products revenues increased $28.2 million as compared to 1991. Increased production of the General Motors Blazer and Suburban models and crew cab products for the 1993 model year and other general increases in volumes to accommodate automotive customers' demands were partly offset by a $6.1 million decrease in revenues associated with the coordination of tooling programs for General Motors. Vehicular Operations revenues decreased $2.5 million as compared to 1991.
The decrease in revenues is principally attributed to a continuing downturn in taxicab leasing in the City of Chicago, as well as a decrease in the number of cabs available for lease from Yellow Cab as a result of the settlement agreement reached with the City of Chicago in 1988. The negative trend to revenue changes for this segment could continue if the economic environment does not improve and if the segment is not successful in continuing to develop new sources of revenue as the settlement agreement requires the tendering of 100 additional licenses to the City of Chicago in each of the next five years.

     The factors impacting sales, as discussed previously, had the effect of increasing the Company's 1992 operating profit (gross profit less selling, general and administrative expenses) by $26.3 million as compared to 1991. Truck Trailer Manufacturing operating profit increased by $10.5 million as compared to 1991. This increase is principally due to higher volumes, partly offset by higher selling, general and administrative expenses ("S G & A"). Higher volumes were also the principal reason for an increase of $15.9 million of Automotive Products operating profits as compared to 1991. Automotive Products Operations' S G & A expenses were only slightly higher in 1992 as compared to 1991. Vehicular Operations operating profits decreased $1.4 million in 1992 compared to 1991 due to lower revenues. While efforts were made to reduce Vehicular Operations' operating costs through the combination of the two taxicab operations in late 1991, the decrease in revenues previously discussed was not fully offset by decreased operating and sales, general and administrative costs.

     S G & A expenses were $4.9 million higher in 1992 as compared to 1991, but as a percentage of sales, S G & A expense is 2.2 percentage points lower in 1992 as compared to 1991. Other expenses increased $0.9 million in 1992 as compared to 1991. Higher gains realized on investment transactions during 1992 compared to 1991 were offset by lower gains on sale of assets in 1992 as compared to 1991.

     Interest expense was $4.7 million lower in 1992 than in 1991. The decrease can be attributed to lower interest rates during 1992 compared to 1991 as well as lower levels of debt outstanding during 1992 compared to 1991.

     There is no minority equity expense in 1992 because ELIC was placed into conservatorship in 1991 and, as a result, its interest in the Partnership and rights under the Partnership Agreement became limited to the right to receive the balance of its capital account as of April 11, 1991. (See "Business-- Legal Proceedings--Executive Life Litigation.")

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Registrant's response to this item is incorporated herein by reference to the consolidated financial statements and consolidated financial statement schedules, and the report thereon of independent auditors, listed in Item 14(a)1 and (2) and appearing after the signature page to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     David R. Markin, age 63, President and Chief Executive Officer of the Company since January 11, 1989, has been President and Chief Executive Officer of Checker since 1970. Mr. Markin serves on the Boards of Directors of Jackpot Enterprises, Inc., an operator of gaming machines, Enhance Financial Services Group Inc., a reinsurance company, and Data Broadcasting Corporation, a provider of market data services to the investment community.

     Allan R. Tessler, age 57, Chairman of the Board of the Company since January 11, 1989, is also Chairman of the Boards of Directors of International Financial Group, Inc., a merchant banking firm ("IFG"), Enhance Financial Services Group Inc., a reinsurance company, and Allis-Chalmers Corporation, a manufacturer of miscellaneous fabricated textile products ("Allis-Chalmers"), and is Chief Executive Officer of IFG (since 1987) and Allis-Chalmers (beginning in 1994). Mr. Tessler serves on the Boards of Directors of Jackpot Enterprises, Inc., an operator of gaming machines, and The Limited, Inc., a manufacturer and retailer of apparel. Mr. Tessler is also an attorney and from 1976 through 1988, he was a member of the Executive Committee of the law firm of Shea & Gould; from 1989 through March 1, 1993, he was of counsel to that firm. Beginning in 1990, Mr. Tessler and another person were retained by Infotechnology, Inc., and Financial News Network Inc. as a restructuring team and to serve as Co-Chief Executive Officers during the restructuring of those companies. As part of the plan implemented by the restructuring team, those companies were placed in bankruptcy, from which they emerged in 1992 as Data Broadcasting Corporation, a provider of market data services to the investment community. Mr. Tessler continues to serve as Co-Chairman of the Board and Co-Chief Executive Officer of the restructured company.

     Martin L. Solomon, age 57, Vice Chairman and Secretary of the Company since January 11, 1989, is a private investor. Mr. Solomon was employed as a securities and portfolio analyst at Steinhardt Partners, an investment firm, from 1985 through 1987. From 1988 through September 1990, he was the Managing Partner and Director at Value Equity Associates I, Limited Partnership, an investment firm. Mr. Solomon serves on the Board of Directors of Xtra Corporation, a truck leasing company.

     Wilmer J. Thomas, Jr., age 67, Vice Chairman of the Company since January 11, 1989, is a private investor. Mr. Thomas served as Treasurer of the Company from January 1989 to January 1994. Mr. Thomas serves on the Boards of Directors of Moore Medical Corp., a pharmaceutical and surgical supply company, and Oak Hills Sportswear Corp., a clothing company, and RCL Capital Corp. a development-stage company whose business objective is to acquire an operating company.

     The executive officers of the Registrant, in addition to Messrs. Markin, Tessler, Solomon and Thomas, are:

     Jay H. Harris, age 57, who has been Executive Vice President and Chief Operating Officer of the Company for more than the past five years and a Vice President of Checker since 1991. Mr. Harris was a director of the Company from 1978 until January 11, 1989.

     Marlan R. Smith, age 50, who has been Treasurer of the Company since January 1994 and Vice President and Treasurer of Checker since March 1988. Prior to being elected Treasurer of the Company, he served as Assistant Treasurer since January 1989.

     Kevin J. Hanley, age 38, who has been Controller of the Company since January 1994 and Secretary and Controller of Checker since December 1989 and for more than 5 years prior thereto served as a senior manager with Ernst & Young.

     Willard R. Hildebrand, age 54, who was elected as President and Chief Executive Officer of Great Dane effective January 1, 1992. Mr. Hildebrand had served as President and Chief Operating Officer of Fiatallis North America, Inc., a manufacturer of heavy construction and agricultural equipment, for more than five years prior thereto.

     Larry D. Temple, age 47, who has been Group Vice President of Checker since September 1989. Mr. Temple served as Vice President of Manufacturing from 1988 to 1989 and, prior thereto, as Assistant Vice President of Manufacturing.

     Jeffrey M. Feldman, age 43, nephew of David R. Markin, who has been President of Yellow Cab since 1983.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION

     The following table sets forth the 1993 annual compensation for the Company's Chief Executive Officer and the five highest paid executive officers, as well as the total compensation paid to each individual for the Company's two previous fiscal years:

                        SUMMARY COMPENSATION TABLE
       Name and                                 Other Annual    All Other
  Principal Position   Year   Salary     Bonus  Compensation  Compensation
  ------------------   ----   ------     -----  ------------  ------------
David R. Markin        1993 $1,230,000 $250,000 $246,519<F1>   $2,249<F4>
   President, Chief    1992  1,230,000  150,000  239,594<F1>    2,182<F4>
   Executive Officer   1991  1,230,000        0  258,072<F1>      915<F4>
   and Director

Jay H. Harris          1993    350,000  250,000        0        2,249<F4>
   Executive Vice      1992    326,016  125,000        0        2,182<F4>
   President and Chief 1991    302,032   50,000        0          915<F4>
   Operating Officer

Jeffrey M. Feldman     1993    210,000  150,000   85,008<F2>    2,249<F4>
  President of         1992    186,667  150,000   77,755<F2>    2,182<F4>
   Yellow Cab          1991    138,906  150,000   53,328<F2>      659<F4>

Martin L. Solomon      1993          0        0  400,000<F3>           0
   Vice Chairman and   1992          0        0  400,000<F3>           0
   Secretary           1991          0        0  405,000<F3>           0

Allan R. Tessler       1993          0        0  400,000<F3>           0
   Chairman of the     1992          0        0  400,000<F3>           0
   Board               1991          0        0  405,000<F3>           0

Wilmer J. Thomas, Jr.  1993          0        0  400,000<F3>           0
   Vice Chairman and   1992          0        0  400,000<F3>           0
   Treasurer           1991          0        0  405,000<F3>           0
- ---------------

<F1>Other compensation for Mr. Markin includes:
                                 1993        1992        1991
                                ------      ------      ------
   Consulting fees             $190,000    $190,000    $195,000
   Life insurance                41,027      37,023      40,527
   Automobile                     8,125       5,100      15,400
   Club dues                      7,367       7,471       7,145
                               --------    --------    --------
                               $246,519    $239,594    $258,072
                               ========    ========    ========
<F2>Other compensation for Mr. Feldman includes:
                                   1993        1992        1991
                                 ------      ------      ------
   Consulting fees             $ 57,000    $ 57,000    $ 40,000
   Life insurance                11,253      10,739       7,861
   Automobile                     1,748       1,537       1,481
   Club dues                     15,007       8,479       3,986
                               --------    --------    --------
                               $ 85,008    $ 77,755    $ 53,328
                               ========    ========    ========
<F3>Consulting fees.
<F4>Matching contributions under the Partnership 401(k) plan.

COMPENSATION PURSUANT TO PLANS

     GREAT DANE PENSION PLAN

     Great Dane has in effect a defined benefit employee pension plan entitled Retirement Plan For Great Dane Trailers, Inc. (the "Retirement Plan") covering substantially all of its employees. Pension benefits are subject to limitations imposed by the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended, with respect to the annual amount of benefits provided by employer contributions.

     Effective as of July 1, 1988, the assets and the liabilities attributable to active and former employees under the Amended and Restated International Controls Corp. Pension Plan as of June 30, 1988 were transferred to the Retirement Plan and the Company adopted the Retirement Plan for the benefit of its employees. With respect to benefits accruing after June 30, 1984, to a participant who was a participant under the Amended and Restated International Controls Corp. Pension Plan as of June 30, 1988, the following table shows the estimated annual benefits payable upon retirement at age 65 under the plan to specified average annual compensation and years of benefit service classifications. The following amounts would be reduced by a Social Security offset:

                                  Years of Benefit Service
                    --------------------------------------------------------
   Average
   Annual
Compensation          1           5          10          15          20
- ------------         ---         ---        ----        ----        ----
  $100,000         $2,000      $10,000    $ 20,000    $ 30,000    $ 40,000
   150,000          3,000       15,000      30,000      45,000      60,000
   200,000          4,000       20,000      40,000      60,000      80,000
   250,000          5,000       25,000      50,000      75,000     100,000
   300,000          5,000       25,000      60,000      90,000     115,641*
   400,000          5,000       25,000      80,000     115,641*    115,641*
   500,000          5,000       25,000     100,000     115,641*    115,641*
- --------------------

*Maximum permitted in 1993

     Mr. Harris has an aggregate of 24 years of benefit service under the Retirement Plan (8 years) and the Amended and Restated International Controls Corp. Pension Plan (16 years) and will receive benefits of approximately $74,000 per year at age 65.

   PARTNERSHIP PENSION AND EXCESS BENEFIT PLANS

     The Partnership maintains a defined benefit employee pension plan entitled Checker Motors Pension Plan (the "Pension Plan") covering substantially all of its non-union employees, and, effective January 1, 1992, the employees of the Company.

     The Partnership also maintains the Checker Motors Co., L.P. Excess Benefit Retirement Plan (the "Excess Benefit Plan"). An employee of the Partnership will become a participant in the Excess Benefit Plan if the benefits which would be payable under the Pension Plan are not fully provided thereunder because of the annual maximum benefit limitations of Section 415 of the Internal Revenue Code of 1986, as amended. The amount that the participant is entitled to receive under the Excess Benefit Plan is an amount equal to the amount that would have been payable under the Pension Plan if
Section 415 did not apply, minus the amount that is actually payable under the Pension Plan. At the present time, David R. Markin and Jeffrey M. Feldman are the only individuals named above who would receive benefits under the Excess Benefit Plan. Considered compensation under the Excess Benefit Plan is limited to $300,000.

     Set forth below are the estimated annual benefits for participants in the Pension Plan (including benefits payable under the Excess Benefit Plan) who have been employed by the Partnership and its predecessors for the indicated number of years prior to retirement, assuming retirement at age 65 in 1993:

    Average
 Compensation     Estimated Annual Benefits for Years of Service Indicated
(as defined in    --------------------------------------------------------
     plan)           10          20          30          40          50
 -------------      ----        ----        ----        ----        ----
   $100,000       $ 13,950    $ 28,756    $ 47,024    $ 66,159    $ 75,870
    150,000         21,450      46,256      74,524     103,659     118,370
    200,000         28,950      63,756     102,024     141,159     160,870
    250,000         36,450      81,256     129,524     178,659     203,370
    300,000         43,950      98,756     157,024     216,159     245,870
    400,000         43,950      98,756     157,024     216,159     245,870
    500,000         43,950      98,756     157,024     216,159     245,870

     The above benefit projections were prepared on the assumption that the participant made participant contributions to the Pension Plan for all years in which he was eligible to contribute. The benefit projection would be reduced by a Social Security offset.

     For those executive officers named above, the following are credited years of service under the Pension Plan and Excess Benefit Plans and 1993 salary covered by the Pension Plan:

                                               Expected         1993 Salary
                             Credited          Credited           Covered
                               Years            Year of             by
                                of              Service           Pension
                              Service            at 65             Plan
                              -------           -------           -------
David R. Markin                 39                41             $235,840
Jay H. Harris                    2                10              235,840
Jeffrey M. Feldman              15                37              235,840

     SALARY CONTINUATION PLAN

     Checker entered into Stated Benefit Salary Continuation Agreements (the "Agreements") with certain officers and employees (the "Salary Plan") pursuant to which such participants will receive benefits upon attaining age 65 (or their beneficiaries will receive benefits upon their death prior to or within 120 months after such executives or employees attain age 65). Checker's obligations pursuant to the Salary Plan were assumed by the Partnership in 1986.

     For those executive officers named above, the following table sets forth the benefits payable pursuant to the Salary Plan:

                                                    Annual
                                                 Survivorship
                                                    Benefit
                        Annual                      Payable        Total
                        Benefit        Total         Upon      Survivorship
                        Payable       Benefit        Death        Benefit
                         Upon         Payable      Prior to       Payable
                       Attaining       Over        Attaining    Over Three
                        Age 65       the Years      Age 65         Years
                       ---------     ---------     ---------    ----------
David R. Markin        $240,000    $2,400,000      $368,000    $1,104,000
Jeffrey M. Feldman       19,950       199,500        79,800       239,400

COMPENSATION OF DIRECTORS

     The directors did not receive any fees for their services as directors in 1993. See "Compensation Committee Interlocks and Insider Participation."

EMPLOYMENT AGREEMENTS

     The Partnership, as the assignee of Checker, is party to an Amended and Restated Employment Agreement dated as of November 1, 1985, as further amended, with David R. Markin pursuant to which Mr. Markin is to serve as President, Chief Executive Officer and Chief Operating Officer of the Partnership until March 31, 1996, subject to extension (the "Termination Date"), at a minimum salary of $600,000 per annum, together with the payment of certain insurance premiums, the value of which have been included in the Summary Compensation Table above, and the beneficiaries of which have been designated by Mr. Markin. Mr. Markin continues to be eligible to participate in profit sharing, pension or other bonus plans of the Partnership. Pursuant to the Amended and Restated Employment Agreement, in the event of Mr. Markin's death, the Company shall pay Mr. Markin's estate the compensation which would otherwise be payable to him for the period ending on the last day of the month in which death occurs. In addition, the Company shall pay to Mr. Markin's beneficiaries deferred compensation from the date of his death through the Termination Date in an annual amount equal to one-third of his base salary at the date of his death. In the event of termination of the Amended and Restated Employment Agreement for any reason other than cause, disability or death, Mr. Markin shall continue to serve as a consultant to the Company for a period of five years, for which he shall receive additional compensation in the amount of $50,000 per annum. The Partnership has agreed to indemnify Mr. Markin from certain liabilities arising out of his service to the Partnership, except for liabilities resulting from his gross negligence or willful misconduct. Effective January 1, 1994, Mr. Markin and the Company memorialized in writing their agreement, pursuant to which Mr. Markin has been compensated by the Company since January 11, 1989, on substantially the same terms as are set forth above.

     The Company entered into an employment agreement as of July 1, 1992, with Jay H. Harris pursuant to which Mr. Harris serves as Executive Vice President and Chief Operating Officer of the Company until June 30, 1994, subject to extension, at a minimum salary of $350,000 per annum, an incentive bonus to be determined by the Board of Directors, and such other fringe benefits and plans as are available to other executives of the Company. Upon the happening of certain events, including a change in control (as defined therein) of ICC or retirement after June 30, 1994, Mr. Harris is entitled to compensation in an amount equal to the greater of (a) five percent of the increase in the Company's retained earnings, subject to certain adjustments, during the period commencing on March 31, 1992, and ending on the last day of the month preceding the event which triggers the payment (the "Termination Payment") and (b) 2.99 times the then base. If Mr. Harris were to leave the Company before July 1, 1994, or if he were to die or become disabled, he or his estate would receive the greater of (a) one year's base compensation or
(b) the Termination Payment. Payments in either case would be made over a period of time, the length of which would be dependent on the amount due to Mr. Harris. Mr. Harris has agreed to serve as a consultant to the Company during the first year after termination for no compensation beyond his expenses incurred in connection with rendering such services. The Company has agreed to indemnify Mr. Harris to the full extent allowed by law.
Checker has guaranteed the Company's obligations.

     The Partnership is party to an Amended and Restated Employment Agreement dated as of June 1, 1992, with Jeffrey Feldman pursuant to which Mr. Feldman serves as President of the Partnership's Vehicular Operations division until February 1, 1996, subject to extension (the "Termination Date"), at a minimum salary of $200,000 per annum, together with certain insurance premiums, the value of which have been included in the Summary Compensation Table above, and the beneficiaries of which have been designated by Mr. Feldman. Mr. Feldman is eligible to participate in profit sharing, pension or other bonus plans implemented by the Vehicular Operations division of the Partnership. Pursuant to the Amended and Restated Employment Agreement, in the event of Mr. Feldman's death, the Partnership shall pay Mr. Feldman's estate the amount of compensation which would otherwise be payable to him for the period ending on the last day of the month in which death occurs. In addition, the Partnership shall pay to Mr. Feldman's estate deferred compensation from the date of his death to the Termination Date in an annual amount equal to one-third of his base salary at the date of his death. In the event of the termination of the Amended and Restated Employment Agreement for any reason other than cause, disability or death, Mr. Feldman shall continue to serve as a consultant to the Partnership for a period of five years (if terminated by Mr. Feldman) or seven years if terminated by the Partnership, for which he shall receive compensation in the amount of $75,000 per annum. The Partnership has agreed to indemnify Mr. Feldman from certain liabilities arising out of his service to the Partnership, except for liabilities resulting from his gross negligence or willful misconduct.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Each of Messrs. Markin, Solomon, Tessler and Thomas is an executive officer of the Company and participates, as a director, in the deliberations concerning executive officer compensation. During 1993, Mr. Markin served on the compensation committee of Enhance Financial Services Group Inc., Ameriscribe Corp. and Data Broadcasting Corporation and Mr. Tessler served as an executive officer of each of these companies.

     As of December 31, 1993, Country holds $0.9 million principal amount of Enhance Financial Services Group, Inc., 7% Senior Notes due December 1, 1996.

     During 1993, the Company used, on a month-to-month basis, an airplane owned by a corporation of which Mr. Tessler is the sole shareholder. The Company pays $60,000 per month for such use.

     Each of Messrs. Markin, Solomon, Tessler and Thomas provides consulting services to Yellow Cab and each receives for such services (commencing in January 1988) $10,000 per month. Messrs. Solomon, Thomas and Tessler also provide consulting services (a) to Checker for which they each receive monthly fees of $5,000 (commencing in January 1988) and (b) to Country for which they each receive monthly fees of approximately $18,300. Mr. Markin serves as a consultant to Chicago AutoWerks, a division of the Partnership, for which he receives monthly fees of approximately $1,200 (commencing in January 1988), and to Country, for which he receives monthly fees of approximately $4,600.

     Until March 1, 1993, Mr. Tessler was of counsel to Shea & Gould, a law firm retained by the Company for certain matters.

     Frances Tessler, the wife of Allan R. Tessler, is employed by Smith Barney Shearson which executes trades for Country's investment portfolio. During 1993, Mrs. Tessler received for her services approximately $78,000 of the commissions paid to Smith Barney Shearson.

     On September 24, 1992, American Country Financial Services Corp. ("AFSC"), a subsidiary of Country, purchased from The Mid City National Bank of Chicago the promissory note dated July 30, 1992, made by King Cars, Inc. ("King Cars") in the principal amount of $381,500 plus accrued interest in the amount of $3,560. On September 24, 1992, the King Cars note purchased by AFSC was paid and a new note dated September 24, 1992 and payable on January 30, 1993, in the principal amount of $398,482 bearing interest at the rate of 6.5% per annum was executed and delivered by King Cars to AFSC. On January 30, 1993, the note was renewed in the principal amount of $407,691 with a maturity date of May 30, 1993. On November 30, 1993, the note, then in the principal amount of $416,524, was once again renewed, with a maturity date of December 31, 1994. King Cars is owned by Messrs. Markin, Tessler, Solomon, Thomas and Feldman. King Cars is a party to an agreement dated December 15, 1992, with Yellow Cab pursuant to which Yellow Cab purchases from King Cars display frames for installation in its taxicabs and King Cars furnishes Yellow Cab advertising copy for insertion into the frames. King Cars receives such advertising copy as an agent in Chicago for an unrelated company which is in the business of selling and arranging for local and national advertising. Of the revenues generated from such advertising, 30% will be retained by King Cars and the balance will be delivered to Yellow Cab until such time as Yellow Cab has recovered costs advanced by it for the installation of advertising frames in 500 of its taxicabs (approximately

$78,000). The terms to Yellow Cab are the same or more favorable than those offered by King Cars to unrelated third parties.

     Each of Messrs. Markin, Solomon, Tessler and Thomas received interest payments of $704,795 in 1993 pursuant to the terms of the Company's senior notes held by them (See Note G of the Notes to Consolidated Financial Statements--December 31, 1993).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Common Stock, which is the only class of stock of the Company, is owned as follows:

                          No. of Shares of Common Stock      Percent of
Name                    of Record and Beneficially Owned        Class
- ----                    --------------------------------     ----------
David R. Markin                    2,936,927.5                  32.5
Martin L. Solomon                  2,033,257.5                  22.5
Allan R. Tessler                   2,033,257.5                  22.5
Wilmer J. Thomas, Jr.              2,033,257.5                  22.5

     The address of each of the shareholders is c/o International Controls Corp., 2016 North Pitcher Street, Kalamazoo, Michigan 49007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Jeffrey M. Feldman is the nephew of David R. Markin.

     The Company received revenues of approximately $4.4 million in 1993 from Checker Taxi Association, an independent affiliation of medallion owners including approximately 1,100 independent owners, which amount includes reimbursement of certain management, general and administrative costs.

     Checker has guaranteed certain of Checker Taxi Association's obligations. The outstanding principal balance of these obligations was approximately $0.7 million, as of December 31, 1993.

     The Partnership has borrowed $2.5 million from Country, which loan is secured by certain of the Partnership's property.

     See also "Compensation Committee Interlocks and Insider Participation."

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1 and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

     The following consolidated financial statements and consolidated financial statement schedules of International Controls Corp. and subsidiaries and the report thereon of independent auditors are filed as part of this Annual Report on Form 10-K and are incorporated by reference in Item 8:

     A.  Report of Independent Auditors.

     B.  Consolidated Financial Statements.

            Consolidated Balance Sheets as of December 31, 1993 and 1992.

            Consolidated Statements of Shareholders' Deficit for the years ended December 31, 1993, 1992 and 1991.

            Consolidated Statements of Operations for the years ended December 31, 1993, 1992 and 1991.

            Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991.

            Notes to Consolidated Financial Statements - December 31, 1993.

     C.  Consolidated Financial Statement Schedules.

            Schedule I    - Marketable Securities - Other Investments

            Schedule II   - Amounts Receivable from Related Parties and
                            Underwriters, Promoters and Employees Other Than Related Parties

            Schedule III  - Condensed Financial Information of Registrant

            Schedule IV   - Indebtedness of and to Related Parties - Not
                            Current

            Schedule VIII - Valuation and Qualifying Accounts

            Schedule IX   - Short-Term Borrowings

            Schedule X    - Supplemental Income Statement Information

            Schedule XIV  - Supplemental Information Concerning Property-
                            Casualty Insurance Operations

     See the accompanying Index to Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors appearing after the signature page to this Annual Report on Form 10-K.

     3. See the accompanying Index to Exhibits which precedes the Exhibits filed with this Annual Report on Form 10-K.

(b)  REPORTS ON FORM 8-K:

     None

(c)  EXHIBITS:

     See the accompanying Index to Exhibits which precedes the Exhibits filed with this Annual Report on Form 10-K.

(d)  FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X:

     See the accompanying Index to Financial Statements and Financial Statement Schedules Covered by Report of Independent Auditors which appears after the signature page to this Annual Report on Form 10-K.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 1994                  INTERNATIONAL CONTROLS CORP.


                                By:   /s/ David R. Markin
                                   ------------------------------------------
                                      David R. Markin
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, including at least a majority of the members of its Board of Directors, on behalf of Registrant and in the capacities and on the dates indicated.



/s/ Allan R. Tessler             Chairman of the Board       March 10, 1994
- --------------------------
  Allan R. Tessler


/s/ David R. Markin           President, Chief Executive     March 10, 1994
- --------------------------        Officer and Director
  David R. Markin


/s/ Jay H. Harris            Executive Vice President and    March 10, 1994
- --------------------------       Chief Operating Officer
  Jay H. Harris


/s/ Marlan R. Smith              Treasurer (Principal        March 10, 1994
- --------------------------       Financial Officer and
  Marlan R. Smith            Principal Accounting Officer)



/s/ Martin L. Solomon         Vice Chairman of the Board     March 10, 1994
- --------------------------            and Secretary
  Martin L. Solomon


/s/ Wilmer J. Thomas, Jr.     Vice Chairman of the Board     March 10, 1994
- --------------------------
  Wilmer J. Thomas, Jr.

                     INDEX TO FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULES
                 COVERED BY REPORT OF INDEPENDENT AUDITORS


The following consolidated financial statements of International Controls Corp. and subsidiaries are submitted herewith in response to Item 8:

                                                                       Page
                                                                       ----

- -  Report of Independent Auditors                                       F-1

- -  Consolidated Balance Sheets as of December 31, 1993 and 1992         F-2

- -  Consolidated Statements of Shareholders' Deficit for the
   Years Ended December 31, 1993, 1992 and 1991                         F-4

- -  Consolidated Statements of Operations for the Years Ended
   December 31, 1993, 1992 and 1991                                     F-5

- -  Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1993, 1992 and 1991                                     F-7

- -  Notes to Consolidated Financial Statements--December 31, 1993        F-9

The following consolidated financial statement schedules of International Controls Corp. and subsidiaries are submitted herewith in response to Item 14(d):

Schedule I    -  Marketable Securities - Other Investments              S-1

Schedule II   -  Amounts Receivable from Related Parties and Underwriters,
                 Promoters and Employees Other Than Related Parties     S-8

Schedule III  -  Condensed Financial Information of Registrant          S-9

Schedule IV   -  Indebtedness of and to Related Parties - Not Current  S-12

Schedule VIII -  Valuation and Qualifying Accounts                     S-13

Schedule IX   -  Short-Term Borrowings                                 S-15

Schedule X    -  Supplementary Income Statement Information            S-16

Schedule XIV  -  Supplemental Information Concerning Property-Casualty
                 Insurance Operations                                  S-17

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      REPORT OF INDEPENDENT AUDITORS



Board of Directors
International Controls Corp.


We have audited the accompanying consolidated balance sheets of International Controls Corp. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Controls Corp. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes I and K to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes in the year ended December 31, 1993.



                                           /s/ Ernst & Young




Kalamazoo, Michigan
March 1, 1994

                        CONSOLIDATED BALANCE SHEETS
               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                 (dollars in thousands, except share data)


                                                          December 31,
                                                        1993        1992
                                                      --------    --------
ASSETS:
  Cash and cash equivalents                          $  40,078   $  42,199
  Accounts receivable, less allowance for doubtful
    accounts of $748 (1992--$623) (Note G)              75,701      64,115
  Current portion of finance lease receivables             764       2,352
  Inventories (Notes D and G)                           94,112      71,861
  Other current assets                                  11,059       8,897
                                                     ----------  ----------
      Total current assets                             221,714     189,424

  Property, plant and equipment, net (Notes E,
     G and H)                                          122,355     119,492
  Insurance Subsidiary's investments (Note F)           90,838      84,616
  Noncurrent finance lease receivables
    (Notes C and H)                                        575       2,863
  Insurance Subsidiary's reinsurance receivable         11,378      17,366
  Cost in excess of net assets acquired, net of
    accumulated amortization of $6,252
    (1992--$5,002)                                      43,743      44,993
  Trademark, net of accumulated amortization
    of $1,750 (1992--$1,400)                            11,696      12,046
  Other assets                                          15,037      22,963



















                                                     ----------  ----------

    Total assets                                     $ 517,336   $ 493,763
                                                     ==========  ==========

                                                          December 31,
                                                        1993        1992
                                                      --------    --------
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                                   $  77,876   $  56,684
  Notes payable (Note G)                                 5,000       5,000
  Income taxes payable (Note K)                          7,726       6,739
  Accrued compensation                                  15,838      13,729
  Accrued interest                                      11,746      11,596
  Other accrued liabilities                             38,071      28,833
  Current portion of long-term debt                     14,321      15,752
                                                     ----------  ----------
      Total current liabilities                        170,578     138,333

  Long-term debt, excluding current portion
    (Note G):
      Shareholders                                      30,000      30,000
      Other                                            246,952     259,616
                                                     ----------  ----------
                                                       276,952     289,616
  Insurance Subsidiary's unpaid losses and loss
    adjustment expenses                                 71,179      75,780
  Unearned insurance premiums                            9,547      10,463
  Deferred income taxes                                  9,803      11,187
  Postretirement benefits other than pensions
    (Note I)                                            49,609         ---
  Other noncurrent liabilities                          39,053      33,654
  Minority interest (Notes H and J)                     40,132      41,026
                                                     ----------  ----------
      Total liabilities                                666,853     600,059

  Shareholders' deficit (Notes A, F and G):
    Common stock, par value $0.01:
      Authorized 15,000,000 shares
      Outstanding 9,036,700 shares                          90          90
    Additional paid-in capital                          14,910      14,910
    Retained earnings (deficit)                        (36,217)      7,045
    Unrealized appreciation on Insurance Subsidiary's
      investments in equity securities                      73          32
    Notes receivable from shareholders                    (625)       (625)
    Amount paid in excess of Checker's net assets     (127,748)   (127,748)
                                                     ----------  ----------
      Total shareholders' deficit                     (149,517)   (106,296)

  Commitments and contingencies (Note H)
                                                     ----------  ----------

      Total liabilities and
        shareholders' deficit                        $ 517,336   $ 493,763
                                                     ==========  ==========

See notes to consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                            INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                       (dollars in thousands)

                                                                  Unrealized
                                                                 Appreciation               Amount
                                                                (Depreciation)   Notes      Paid in
                                                                      on      Receivable   Excess of
                                          Additional              Investments    from      Checker's
                                Common      Paid-In    Retained    in Equity    Share-    Net Assets
                                 Stock      Capital    Earnings   Securities    holders    (Note A)
                                ------    ----------   --------   ----------  ----------  ----------
Balances at January 1, 1991      $ 90       $14,910   $ 10,418     $(1,790)     $(625)    $(127,748)

Unrealized appreciation on
  investment in equity
  securities                       --           ---        ---       2,189        ---           ---
Net income                         --           ---      4,182         ---        ---           ---
                                 ----       -------   ---------    --------     ------    ----------
Balances at December 31, 1991      90        14,910     14,600         399       (625)     (127,748)

Unrealized depreciation on
  investment in equity
  securities                       --           ---        ---        (367)       ---           ---
Net loss                           --           ---     (7,555)        ---        ---           ---
                                 ----       -------   ---------    --------     ------    ----------
Balances at December 31, 1992      90        14,910      7,045          32       (625)     (127,748)

Unrealized appreciation on
  investment in equity
  securities                       --           ---        ---          41        ---           ---
Net loss                           --           ---    (43,262)        ---        ---           ---
                                 ----       -------   ---------    --------     ------    ----------
Balances at December 31, 1993    $ 90       $14,910   $(36,217)    $    73      $(625)    $(127,748)
                                 ====       =======   =========    ========     ======    ==========

See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                 (in thousands, except per share amounts)


                                                Year Ended December 31,
                                              1993       1992       1991
                                            --------   --------   --------
Revenues:
  Trailer manufacturing and distribution   $ 711,862  $ 536,336  $ 400,196
  Automotive products manufacturing          127,925    112,631     84,401
  Vehicular operations including rental
    income of $38,360 (1992--$37,382;
    1991--$39,946)                            42,103     40,580     43,527
  Insurance premiums earned                   27,436     27,186     27,142
                                           ---------- ---------- ----------
                                             909,326    716,733    555,266
Cost of revenues:
  Cost of sales                             (728,471)  (561,546)  (428,949)
  Cost of vehicular operations               (30,916)   (30,120)   (30,801)
  Cost of insurance operations               (19,418)   (19,204)   (20,793)
                                           ---------- ---------- ----------
                                            (778,805)  (610,870)  (480,543)
                                           ---------- ---------- ----------
Gross profit                                  130,521   105,863     74,723

Operating expenses:
  Selling, general and administrative
    expense                                  (83,176)   (76,877)   (72,032)
Interest expense                             (41,614)   (42,726)   (47,425)
Interest income                                7,396      8,895     11,634
Other income (expense), net                    3,494     (2,023)    (1,078)
Special charge--Note H                        (7,500)       ---        ---
                                           ---------- ---------- ----------
Income (loss) before minority equity,
  income taxes, extraordinary items and
  accounting changes                           9,121     (6,868)   (34,178)
Minority equity (Note J)                         ---        ---      1,931
                                           ---------- ---------- ----------
Income (loss) before income taxes,
  extraordinary items and
  accounting changes                           9,121     (6,868)   (32,247)
Income tax benefit (expense) (Note K)         (5,757)      (687)     5,241
                                           ---------- ---------- ----------
Income (loss) before extraordinary items
  and accounting changes                       3,364     (7,555)   (27,006)
Extraordinary items (Note L)                     ---        ---     31,188
                                           ---------- ---------- ----------
Income (loss) before accounting changes        3,364     (7,555)     4,182
Accounting changes (Notes I and K)           (46,626)       ---        ---
                                           ---------- ---------- ----------
Net income (loss)                          $ (43,262) $  (7,555) $   4,182
                                           ========== ========== ==========

             CONSOLIDATED STATEMENTS OF OPERATIONS--CONTINUED
               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                 (in thousands, except per share amounts)


                                                Year Ended December 31,
                                              1993       1992       1991
                                            --------   --------   --------
Weighted average number of shares
  used in per share computations               9,037      9,037      9,037
                                           ========== ========== ==========
Income (loss) per share:
  Loss before extraordinary items
    and accounting changes                 $    0.37  $   (0.84) $   (2.99)
  Extraordinary items (Note L)                   ---        ---       3.45
  Accounting changes (Notes I and K)           (5.16)       ---        ---
                                           ---------- ---------- ----------
  Net income (loss) per share              $   (4.79) $   (0.84) $    0.46
                                           ========== ========== ==========








See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                          (dollars in thousands)


                                               Year Ended December 31,
                                              1993       1992       1991
                                            --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $ (43,262) $  (7,555) $   4,182
  Adjustment to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Accounting changes                      46,626        ---        ---
      Extraordinary items                        ---        ---    (31,188)
      Depreciation and amortization           23,295     21,054     20,931
      Deferred income tax expense (benefit)   (8,512)    (4,311)     3,288
      Amortization of cost in excess of net
        assets acquired                        1,250      1,250      1,250
      Amortization of debt discount            1,372      1,181      1,045
      Net loss on sale of property, plant
        and equipment                            207        217        275
      Investment losses (gains)               (1,079)      (690)     1,646
      Decrease in minority equity                ---        ---     (1,992)
      Other noncash charges                    7,562      6,386      3,980
  Changes in operating assets and
    liabilities:
      Accounts receivable                    (11,970)   (12,788)     7,647
      Finance lease receivables                4,408      5,131      7,213
      Inventories                            (22,251)    (7,820)      (784)
      Insurance Subsidiary's reinsurance
        receivable                             5,988     (5,634)    11,731
      Unbilled tooling charges                   ---        ---     35,181
      Other assets                            (5,309)       ---        536
      Accounts payable                        21,193      8,281     (1,129)
      Income taxes                               824      4,489    (17,398)
      Unpaid losses and loss adjustment
        expenses                              (4,601)     5,046      2,204
      Unearned insurance premiums               (917)     4,673       (347)
      Postretirement benefits other than
        pension                                4,497        ---        ---
      Other liabilities                       11,359      6,288    (10,460)
                                           ---------- ---------- ----------

NET CASH FLOW PROVIDED BY OPERATING
  ACTIVITIES                                  30,680     25,198     37,811

             CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                          (dollars in thousands)


                                               Year Ended December 31,
                                              1993       1992       1991
                                            --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                              $ (20,006)  $(17,549) $ (16,457)
  Proceeds from disposal of property,
    plant and equipment and other
    productive assets                          2,599      2,783      2,685
  Purchase of investments                    (64,052)   (32,190)   (19,228)
  Proceeds from sale of investments           65,019     31,617     18,732
                                           ---------- ---------- ----------
NET CASH FLOW USED IN INVESTING
  ACTIVITIES                                 (16,440)   (15,339)   (14,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                     2,500     32,090     20,530
  Repayments of borrowings                   (17,967)   (39,772)   (43,610)
  Return of limited partner's capital           (894)    (1,035)      (821)
                                           ---------- ---------- ----------
NET CASH FLOW USED IN FINANCING
  ACTIVITIES                                 (16,361)    (8,717)   (23,901)
                                           ---------- ---------- ----------

Increase (decrease) in cash and cash
  equivalents                                 (2,121)     1,142       (358)

Beginning cash and cash equivalents           42,199     41,057     41,415
                                           ---------- ---------- ----------

ENDING CASH AND CASH EQUIVALENTS           $  40,078  $  42,199  $  41,057
                                           ========== ========== ==========

See notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                             December 31, 1993

NOTE A--ORGANIZATION

  The Company has two operating subsidiaries, Great Dane Trailers, Inc. ("Great Dane") and Checker Motors Corporation ("Checker"). During 1989, the Company purchased all of the common stock of Checker, the general partner of Checker Motors Co., L.P. (the "Partnership), a Delaware limited partnership (the "Checker acquisition").

  Immediately after the Checker acquisition, substantially all of Checker's former shareholders purchased, through Checker Holding Corp. ("Holding"), all of the outstanding common stock of the Company (the "Holding buyout"). Holding was created solely for the purpose of acquiring the stock of the Company and was subsequently merged into the Company. The Holding buyout has been accounted for as if Checker acquired the Company (a "reverse acquisition"), since there was no significant change in control of Checker.

  Under generally accepted accounting principles for reverse acquisitions, the net assets of Checker acquired in the Checker acquisition cannot be revalued to estimated fair value. Accordingly, the $127.7 million excess of the amount paid over the historical book value of Checker's net assets has been accounted for as a separate component reducing shareholders' equity and is not subject to amortization. The fair value of Checker's net assets, as estimated by management, is significantly greater than historical book value, but no appraisal of fair value is available.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of International Controls Corp. and its subsidiaries, including a wholly-owned trailer leasing company, other greater than 50% owned companies, the Partnership and the Partnership's wholly-owned subsidiaries, including American Country Insurance Company ("Insurance Subsidiary"). All significant intercompany accounts and transactions have been eliminated.

  CASH EQUIVALENTS: The Company considers all highly liquid investments, other than Insurance Subsidiary investments, with a maturity of three months or less when purchased to be cash equivalents.

  INVENTORIES: Inventories are stated at the lower of cost or market. The cost of inventories is determined principally on the last-in, first-out ("LIFO") method.

  PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided based on the assets' estimated useful lives, principally by the straight-line method.

  Estimated depreciable lives are as follows:

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued. . .

    Buildings                                                 10-40 years
    Transportation equipment                                    2-6 years
    Machinery, equipment, furniture and fixtures               3-12 years

  INTANGIBLE ASSETS: Intangible assets, principally cost in excess of net assets acquired, noncompete agreements and a trademark, are being amortized on the straight-line basis over periods of 4 to 40 years.

  MINORITY INTEREST: Minority interest represents the limited partner's allocable share of the Partnership's net assets (see Notes H and J) and the limited partner's allocable share of net assets of South Charleston Stamping & Manufacturing Company ("SCSM").

  REVENUE RECOGNITION: Revenues from sales of trailers that are manufactured in response to customers' orders are recorded when such products are completed and invoiced. Finance income is recognized as other income over the term of the finance leases by applying the simple interest method to scheduled monthly collections. Rental income from vehicle leases is recognized as earned. Vehicles are generally leased on a daily or weekly basis to unaffiliated operators. Insurance Subsidiary premiums are recognized as income ratably over the period covered by the policies. Unearned premium reserves are calculated on the monthly pro-rata basis. Realized gains and losses on investments are determined on a specific identification basis and are included in the determination of net income.

  DEBT ISSUE EXPENSE: Expenses incurred in connection with the issuance of debt are capitalized and amortized as interest expense over the life of the debt.

  LOSSES AND LOSS ADJUSTMENT EXPENSES: The Insurance Subsidiary's liability for unpaid losses and loss adjustment expenses represents an estimate of the ultimate net costs of all losses which are unpaid at the balance sheet dates, and is determined using case-basis evaluations and statistical analysis. These estimates are continually reviewed and any adjustments which become necessary are included in current operations. Since the liability is based on estimates, the ultimate settlement of losses and the related loss adjustment expenses may vary from the amounts included in the consolidated financial statements.

  INSURANCE SUBSIDIARY REINSURANCE: During 1993, the Company adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts" ("SFAS No. 113"). Because of the type of insurance contracts the Company's Insurance Subsidiary provides, the adoption of this statement had no impact on earnings; however, it requires the disaggregation of various balance sheet accounts. For financial reporting purposes, the 1992 balance sheet and the 1992 and

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued. . .

  1991 statements of cash flows have been restated as if this statement were adopted as of the beginning of the earliest period presented.

  RECLASSIFICATION: Certain 1992 and 1991 amounts have been reclassified to conform to the 1993 presentation.

NOTE C--TRAILER LEASING OPERATIONS

  Great Dane, through a wholly-owned leasing subsidiary, leases trailers under operating and sales-type leases ("finance lease receivables"). The following is a summary of the components of the subsidiary's net investment in finance lease receivables (dollars in thousands):

                                                          December 31,
                                                        1993        1992
                                                      --------    --------
    Minimum lease payments receivable                $   1,678   $   6,563
    Less:  Unearned income                                (180)       (669)
           Allowance for doubtful accounts                (159)       (679)
                                                     ----------  ----------
                                                         1,339       5,215
    Less amounts reflected as current                     (764)     (2,352)
                                                     ----------  ----------
    Noncurrent portion                               $     575   $   2,863
                                                     ==========  ==========

  Minimum lease payments are receivable as follows: $1.0 million in 1994, $0.3 million in 1995 and $0.4 million in 1996.

  Trailers subject to operating leases are included in transportation equipment in the accompanying consolidated balance sheets. The cost and accumulated depreciation of such trailers were $0.5 million and $0.2 million, respectively, at December 31, 1993, and $1.5 million and $0.6 million, respectively, at December 31, 1992.

NOTE D--INVENTORIES
    Inventories are summarized below (dollars in thousands):

                                                          December 31,
                                                       1993         1992
                                                     --------     --------
    Raw materials                                   $  53,105    $  44,005
    Work-in-process                                    10,956        8,803
    Finished goods                                     30,051       19,053
                                                    ----------   ----------
                                                    $  94,112    $  71,861
                                                    ==========   ==========

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE D--INVENTORIES--Continued. . .

  Inventories would not differ materially if the first-in, first-out costing method were used for inventories costed by the LIFO method.

NOTE E--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are summarized below (dollars in thousands):

                                                          December 31,
                                                        1993        1992
                                                      --------    --------

    Land and buildings                               $  54,167   $  46,131
    Transportation equipment                            32,830      37,392
    Machinery, equipment, furniture and fixtures       125,067     106,261
                                                     ----------  ----------
                                                       212,064     189,784
    Less accumulated depreciation and amortization     (89,709)    (70,292)
                                                     ----------  ----------
                                                     $ 122,355   $ 119,492
                                                     ==========  ==========

NOTE F--INVESTMENTS

  Insurance Subsidiary investments, which are generally reserved for Insurance Subsidiary operations, are as follows (dollars in thousands):

                                                          December 31,
                                                        1993        1992
                                                      --------    --------
  Fixed maturities (bonds and notes)--at cost,
    adjusted for amortization of premium or
    discount and other than temporary declines
    in market value                                  $  77,229   $  75,950
  Equity securities (common and non-redeemable
    preferred stocks)--at current market value
    (cost $13,536 in 1993 and $8,634 in 1992)           13,609       8,666
                                                     ----------  ----------
                                                     $  90,838   $  84,616
                                                     ==========  ==========

  The amortized cost, gross unrealized gains and losses and estimated market values of fixed-maturity investments held by the Insurance Subsidiary as of December 31, 1993, are as follows (dollars in thousands):

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE F--INVESTMENTS--Continued. . .

                                            Gross       Gross     Estimated
                              Amortized  Unrealized  Unrealized    Market
                                Cost        Gains      Losses       Value
                              ---------  ----------  ----------   ---------
  U.S. Treasury securities
    and obligations of U.S.
    Government corporation
    and agencies              $  7,276     $    283   $    ---    $  7,559
  Obligations of states and
    political subdivisions      21,984          561        ---      22,545
  Mortgage-backed securities     2,873          156        ---       3,029
  Corporate and other debt
    securities                  45,096        3,119        103      48,112
                              --------     --------   --------    --------
                              $ 77,229     $  4,119   $    103    $ 81,245
                              ========     ========   ========    ========

  The amortized cost and estimated market value of fixed-maturity investments at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Estimated
                                                   Amortized       Market
                                                     Cost           Value
                                                   ---------      ---------
  Due in one year or less                           $ 11,998       $ 12,209
  Due after one year through five years               24,918         25,880
  Due after five years through ten years              21,989         23,313
  Due after ten years                                 15,451         16,814
                                                  ----------     ----------
                                                      74,356         78,216
  Mortgage-backed securities                           2,873          3,029
                                                  ----------     ----------
                                                    $ 77,229       $ 81,245
                                                  ==========     ==========

  Proceeds from sales of fixed-maturity investments were $57.2 million for 1993 and $21.7 million for 1992. Gross gains of $1.2 million and gross losses of $0.2 million were realized during 1993 and gross gains of $0.6 million and no gross losses were realized on those sales during 1992.

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE F--INVESTMENTS--Continued. . .

  Bonds with an amortized cost of $2.2 million at December 31, 1993, were on deposit to meet certain regulatory requirements.

  Realized gains (losses) for 1993, 1992 and 1991, including other than temporary declines in market value and unrealized appreciation
  (depreciation) on fixed maturities and equity security investments of the Insurance Subsidiary, are summarized as follows (dollars in thousands):

                                            Fixed      Equity
                                         Maturities  Securities     Total
                                         ----------  ----------  ----------
  1993
    Realized gains                       $     983   $      95   $   1,078
    Unrealized appreciation                    ---          41          41
                                         ----------  ----------  ----------
                                         $     983   $     136   $   1,119
                                         ==========  ==========  ==========
  1992
    Realized gains                       $      34   $     656   $     690
    Unrealized depreciation                    ---        (367)       (367)
                                         ----------  ----------  ----------
                                         $      34   $     289   $     323
                                         ==========  ==========  ==========
  1991
    Realized losses                      $    (897)  $    (730)  $  (1,627)
    Unrealized appreciation                    ---       1,847       1,847
                                         ----------  ----------  ----------
                                         $    (897)  $   1,117   $     220
                                         ==========  ==========  ==========

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE G--BORROWINGS

  Long-term debt is summarized below (dollars in thousands):

                                                          December 31,
                                                        1993        1992
                                                      --------    --------
    12-3/4% Senior Subordinated Debentures less
      debt discount of $11,124 (1992--$12,330)       $ 120,916   $ 119,710
    14-1/2% Subordinated Discount Debentures less
      debt discount of $6,531 (1992--$6,697)            54,816      54,650
    Notes payable to shareholders                       30,000      30,000
    Great Dane term loan payable                        21,511      26,167
    Great Dane Revolving credit line                    17,132      17,620
    Partnership term loan payable                       22,500      28,500
    Equipment term loan                                  5,500       7,300
    Economic Development term loan                      10,909      11,389
    Installment notes                                      979       5,079
    Other debt                                           7,010       4,953
                                                     ----------  ----------
                                                       291,273     305,368
    Less current portion                               (14,321)    (15,752)
                                                     ----------  ----------
                                                     $ 276,952    $ 289,616
                                                     ==========  ==========

  Interest on the $132 million face value of 12-3/4% Senior Subordinated Debentures is payable semiannually at the stated rate. The recorded debt discount is being amortized as interest expense over the expected life of the debentures using an imputed interest rate of approximately 15% compounded semiannually. Under the terms of the debentures, the Company's payment of dividends is limited to, among other things, 50% of consolidated net income subsequent to June 30, 1986, plus $12 million. At December 31, 1993, the Company was restricted from paying a dividend. The debentures are redeemable at the option of the Company in whole or in part at a decreasing premium. The debentures are subject to redemptions through a sinking fund whereby the Company is required to make five annual sinking fund payments of $18 million commencing August 1, 1996, with the final payment due August 1, 2001.

  Interest on the $61 million face value of 14-1/2% Subordinated Discount Debentures is payable semiannually at the stated rate. The recorded debt discount is being amortized as interest expense over the expected life of the debentures using an imputed interest rate of approximately 16.7% compounded semiannually. The 14-1/2% debentures are subject to redemption through a sinking fund whereby the Company is required to redeem, at their face value, on January 1 in each of the years 1997 through 2005, 7-1/2% of the principal amount of the debentures outstanding on January 1, 1997. The balance of debentures are due January 1, 2006. The debentures are callable

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE G--BORROWINGS--Continued. . .

  any time at their face value and are subordinated to all present or future indebtedness of the Company not expressly subordinated to, or on a parity with, the debentures.

  The notes payable to shareholders are due September 30, 1997, or upon the earlier payment in full of obligations under both the 1992 Partnership Loan and Guaranty Agreement and the 1990 Great Dane loan and security agreement and bear interest payable quarterly in arrears at an annual rate equal to the prime rate of a New York bank (5.5% at December 31, 1993) plus 3-1/2%.

  In March 1990, Great Dane entered into a five year loan and security agreement ("Agreement") with certain banks. The Agreement made available to Great Dane a $33 million five-year term loan and a $47 million revolving credit line. In 1993, the maximum revolving credit line was increased to $65 million. The amount available under the revolving credit line is based upon the amount of Great Dane's eligible trade accounts receivable and inventory as defined in the Agreement. The additional amount available under the revolving credit line under the borrowing base terms of the Agreement totaled $32.3 million at December 31, 1993. The term loan is payable in equal monthly installments of $0.34 million plus interest at the bank's prime interest rate (6% at December 31, 1993) plus 1-1/2%, with the balance due in March 1995. The revolving credit line is due in 1995 and requires interest payments at the bank's prime rate (6% at December 31, 1993) plus 1-1/2%.

  All borrowings under the Agreement are fully secured by substantially all of the Great Dane assets not pledged elsewhere. The Agreement requires Great Dane to, among other things, comply with certain financial covenants, and limits additional loans to the Company, limits additions to and sales of Great Dane's fixed assets and limits additional Great Dane borrowings. Under the most restrictive covenant, no additional transfers of funds to the Company are available until after December 31, 1993.

  During 1992, the Partnership entered into a Loan and Guaranty Agreement with a bank pursuant to which the bank provided a $30 million term loan to the Partnership. The term loan requires twenty quarterly principal payments of $1.5 million, plus interest at the bank's prime rate (6% at December 31, 1993) plus 1-1/4%, which payments commenced December 31, 1992. The term loan is secured by substantially all of the Partnership's assets, excluding the stock of the Insurance Subsidiary. The term loan agreement, which is guaranteed by Checker, requires Checker to, among other things, comply with certain financial covenants and limits additional loans to Checker.

  The equipment term loan requires quarterly payments of $0.5 million plus interest at the bank's prime rate (6% at December 31, 1993) plus 1-1/4%. The obligation is secured by certain machinery and equipment with a net carrying amount of $6.5 million at December 31, 1993.

  In connection with the Partnership term loan and the equipment term loan, Checker is required to comply with certain financial covenants.

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE G--BORROWINGS--Continued. . .

  The economic development term loan, which is guaranteed by Checker, is payable by SCSM to the West Virginia Economic Development Authority, and requires monthly payments of $0.1 million, including interest at 5% with the unpaid balance due 2008. The interest rate will be adjusted in April 1998 and 2003, so as to remain equal to 75% of the base rate, as defined, plus 1/2%. The loan is secured by certain machinery and equipment with a net carrying amount of $25.1 million at December 31, 1993.

  The installment notes are secured by the Company's finance lease receivables and by the Company's rights under certain operating leases. The notes bear interest at various fixed rates averaging approximately 10.9% and are payable in varying monthly installments through 1995.

  Maturities of long-term debt for the four years subsequent to 1994 are as follows: $44.4 million in 1995, $9.1 million in 1996, $54.1 million in 1997 and $19.6 million in 1998.

  Interest paid totaled $39.8 million in 1993, $42.4 million in 1992 and $43.3 million in 1991.

  SCSM has a line of credit with a bank totaling $7.5 million at December 31, 1993. Borrowing under the line ($5.0 million at December 31, 1993) bears interest at the bank's prime rate (6% at December 31, 1993) plus 1%.

  The Partnership has a $5.0 million line of credit with a bank. Borrowings under the line ($0 at December 31, 1993) bear interest at the bank's prime rate (6% at December 31, 1993) plus 1%.

  In February 1994, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with an overall refinancing of the Company's outstanding indebtedness. The proposed refinancing, as described in the registration statement, involves the Company entering into a credit facility consisting of a $60 million term loan and a revolving credit facility which would provide up to $115 million, subject to the Company's ability to meet certain financial tests (the term loan and the revolving credit facility being known as the "New Credit Facility"). Additionally, the Company is proposing to offer $265 million (adjusted from $225 million) of new Senior Secured Notes (the "Senior Notes"). If the refinancing is successfully completed, the proceeds from the new Credit Facility would be utilized to redeem substantially all of the currently outstanding indebtedness of the Company's subsidiaries and the proceeds from the offering of the Senior Notes would be used to redeem parent company indebtedness and to redeem the Minority Interest held by ELIC, in each case together with any accrued interest and transaction fees and expenses. A successful completion of the refinancing, the terms of which are still subject to change, is expected to help the Company achieve increased liquidity from reduced principal debt amortization requirements, the removal of certain restrictions on the use of cash from the Company's subsidiaries and more flexible and efficient cash management at the holding company level.

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE H--COMMITMENTS AND CONTINGENCIES

  On February 8, 1989, the Boeing Company ("Boeing") filed a lawsuit naming the Company, together with three prior subsidiaries of the Company, as defendants in Case No. CV89-119MA, United States District Court for the District of Oregon. In that lawsuit, Boeing sought damages and declaratory relief for past and future costs resulting from alleged groundwater contamination at a location in Gresham, Oregon, where the three prior subsidiaries of the Company formerly conducted business operations. On December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company will pay Boeing $12.5 million over the course of five years, $5 million of which has been committed by certain insurance companies in the form of cash or irrevocable letters of credit. Accordingly, no further adjustment is necessary to the $7.5 million special charge which was recorded in the quarter ended June 30, 1993, to provide for the cost associated with this legal proceeding. In accordance with the settlement agreement, Boeing will move to dismiss its claims against the Company and the three former subsidiaries and will release and indemnify the Company with respect to certain claims.

  On March 4, 1992, Checker received notice that the Insurance Commissioner of the State of California, as Conservator and Rehabilitator of ELIC, a limited partner of the Partnership, had filed an Amendment to the Application for Order of Conservation filed in Superior Court of the State of California for the County of Los Angeles. The amendment seeks to add to the Order, dated April 11, 1991, Checker, the Partnership and Checker Holding Corp. III, a limited partner of the Partnership. The amendment alleges that the action by Checker invoking provisions of the Partnership Agreement that alter ELIC's rights in the Partnership upon the occurrence of certain events is improper and constitutes an impermissible forfeiture of ELIC's interest in the Partnership and a breach of fiduciary duty to ELIC. The amendment seeks (a) a declaration of the rights of the parties in the Partnership and (b) damages in an unspecified amount. The Partnership believes that it has meritorious defenses to the claims of ELIC. The Partnership has been in litigation on these issues for almost three years with each party seeking, among other things, a declaration of its rights under the Partnership Agreement. The Company has offered to redeem ELIC's minority interest in the Partnership and SCSM for $32 million. If ELIC's rights under the Partnership Agreement had not been altered, net income for 1993, 1992 and 1991 would have been reported at $0.6 million, $0.7 million and $3.3 million less, respectively, than the amounts reported (see Note J).

  In 1988, Great Dane entered into an operating agreement with the purchaser of a previously wholly-owned finance company ("Finance"). Under the terms of the agreement, the purchaser is given the opportunity to finance certain sales of Great Dane. The 1988 operating agreement requires that Great Dane, among other things, (i) not finance the sale of its products for the first eight years and (ii) maintain a minimum net worth as defined in the agreement. In addition, under this operating agreement, Great Dane is liable to the purchaser for 50% of losses incurred in connection with the

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE H--COMMITMENTS AND CONTINGENCIES--Continued. . .

  realization of certain new receivables financed by the purchaser subsequent to the sale of Finance subject to certain maximums. Failure to comply with these requirements of the agreement would result in Great Dane having to repay the purchaser varying amounts reducing to $5 million during the year ending September 8, 1996. At December 31, 1993, Great Dane was in compliance with the provisions of the operating agreement.

  In addition, the Company's installment notes are payable to Finance. At December 31, 1993, the Company was directly liable for the installment notes and has guaranteed the realization of receivables of approximately $4.8 million in connection with the sale of Finance and is partially responsible for the realization of new receivables of approximately $121.3 million financed by the purchaser under the operating agreement subject to certain maximums. In addition to Great Dane's guarantee, these receivables are also collateralized by a security interest in the respective trailers originally sold by Great Dane. A loss reserve of $3.1 million, for potential losses that may be incurred on the ultimate realization of these receivables, is included in other accrued liabilities in the December 31, 1993, consolidated balance sheet.

  To secure certain obligations, the Company and its subsidiaries had outstanding letters of credit aggregating approximately $3.4 million at December 31, 1993, and $9.3 million at December 31, 1992, which letters of credit were fully secured by cash deposits included in other assets in the consolidated balance sheets. In addition, Great Dane has standby letters of credit aggregating approximately $7.5 million outstanding at December 31, 1993.

  The Company and its subsidiaries lease real estate and equipment. Certain leases are renewable and provide for monthly rentals, real estate taxes and other operating expenses. The Company believes that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Rental expense under operating leases was approximately $4.8 million in 1993, $3.8 million in 1992 and $3.6 million in 1991. Minimum rental obligations for all noncancelable operating leases at December 31, 1993 are as follows: $2.9 million in 1994, $2.7 million in 1995, $2.6 million in 1996, $2.5 million in 1997, $2.4 million in 1998 and $16.5 million thereafter.

  Management believes that none of the above legal actions, guarantees or commitments will have a material adverse effect on the Company's consolidated financial position.

NOTE I--RETIREMENT PLANS

  The Company and its subsidiaries have defined benefit pension plans applicable to substantially all employees. The contributions to these plans are based on computations by independent actuarial consultants. The Company's general funding policy is to contribute amounts required to maintain funding standards in accordance with the Employee Retirement

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE I--RETIREMENT PLANS--Continued. . .

  Income Security Act. Employees' benefits are based on years of service and the employees' final average earnings, as defined by the plans.

  Net periodic pension cost includes the following components (dollars in thousands):

                                               Year Ended December 31,
                                            1993        1992        1991
                                          --------    --------    --------
    Service cost--benefits earned
      (normal cost)                      $   1,752   $   1,473   $   1,527
    Interest on projected benefit
      obligation                             3,972       3,565       3,404
    Return on investments                   (2,867)     (2,718)     (2,761)
    Net amortization and deferral              328         129         322
    Curtailment loss                           ---         ---         456
                                         ----------  ----------  ----------
    Net periodic pension cost
      charged to expense                 $   3,185   $   2,449   $   2,948
                                         ==========  ==========  ==========

  During 1991, as a result of the effect of the continued economic recession on the automotive industry, the number of active pension plan participants in one of the subsidiaries' defined benefit plans was substantially reduced during 1991, resulting in a $0.5 million curtailment loss.

  Gains and losses and prior service cost are amortized over periods ranging from seven to fifteen years. Other assumptions used in the calculation of the actuarial present value of the projected benefit obligation were as follows:

                                               1993          1992 and 1991
                                            ----------       -------------
    Discount rate                             7-1/2%            8-1/4%
    Rate of increase in compensation
      levels                                4% - 4-1/4%         4% - 5%
    Long-term rate of return on assets      5% - 9-1/2%       5% - 9-1/2%

  The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets (dollars in thousands):

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE I--RETIREMENT PLANS--Continued. . .

                                                          December 31,
                                                        1993        1992
                                                      --------    --------
    Actuarial present value of benefit obligations:
      Vested benefit obligations                     $  41,846   $  37,181
                                                     ==========  ==========

      Accumulated benefit obligation                 $  44,731   $  39,503
                                                     ==========  ==========

    Plan assets (principally guaranteed investment
      contracts with insurance companies)            $  37,174   $  33,191
    Projected benefit obligation                        54,568      46,771
                                                     ----------  ----------
    Projected benefit obligation in excess of
      plan assets                                      (17,394)    (13,580)
    Unrecognized prior service cost                      1,115         963
    Unrecognized net loss                                6,177       1,046
    Minimum liability                                   (1,450)     (1,722)
    Unrecognized net obligation at transition            1,819       2,048
                                                     ----------  ----------
    Pension liability recognized in the balance
      sheets                                            (9,733)    (11,245)
    Less Noncurrent liability                            6,442       6,857
                                                     ----------  ----------
    Current pension liability                        $  (3,291)  $  (4,388)
                                                     ==========  ==========

  Relative positions and undertakings in multiemployer pension plans covering certain of the Partnership's employees are not presently determinable.

  Expense related to defined contribution plans, which is based on a stipulated contribution for hours worked or employee contributions, approximated $0.7 million in 1993, $0.5 million in 1992 and $0.4 million in 1991.

  The Company and its subsidiaries provide postretirement health care and life insurance benefits to eligible retired employees. The Company's policy is to fund the cost of medical benefits as paid. Prior to 1993, the Company recognized expense in the year the benefits were provided. The amount charged to expense for these benefits was approximately $2.5 million in 1992 and $2.0 million in 1991. Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. The Company recorded a charge of $29.7 million (net of taxes of $16.5 million), or

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE I--RETIREMENT PLANS--Continued. . .

  $3.29 per share, during 1993 to reflect the cumulative effect of this change in accounting principle.

  The following table sets forth the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1993 (in thousands):

    Accumulated post retirement obligation:
      Retirees                                                   $ (34,040)
      Fully eligible active plan participants                       (4,319)
      Other active plan participants                               (11,218)
                                                                 ----------
                                                                   (49,577)
      Unrecognized net loss                                          1,119
      Unrecognized prior service cost                               (3,432)
                                                                 ----------
      Accrued postretirement benefit liability recorded in
        balance sheet                                              (51,890)
      Less Noncurrent portion                                       49,609
                                                                 ----------
      Current portion of postretirement benefit liability        $  (2,281)
                                                                 ==========

  Net periodic postretirement benefit cost for the year ended December 31, 1993, includes the following components (in thousands):

    Service cost                                                  $   634
    Interest cost                                                   3,888
                                                                  -------
                                                                  $ 4,522
                                                                  =======

  The health care cost trend rate ranges from 13.6% down to 5.0% over the next 14 years and remains level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993, by $4.0 million. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1993.

  The effect of adopting SFAS No. 106 decreased 1993 pre-tax income by $2.0 million as compared to 1992.

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE J--MINORITY EQUITY

  On April 11, 1991, ELIC was placed in conservatorship. In accordance with the provisions of the Partnership Agreement, the Partnership continues, but ELIC's interest in the Partnership and rights under the Partnership Agreement are limited to the right to receive the balance of its capital account as calculated and on the terms set forth in the Partnership Agreement. For financial reporting purposes, partnership earnings had previously been allocated to ELIC's capital account based on book income and the minority equity amount was calculated accordingly (the "GAAP Capital Account Amount"). The Partnership Agreement, however, provides for allocations of the partnership earnings to ELIC's capital account on a basis that differs from book income and calculation of the minority equity amount thereunder is to be made accordingly (the "Partnership Agreement Capital Account Amount"). Because the provisions of the Partnership Agreement require that ELIC's capital account be fixed and calculated as of April 11, 1991, minority equity for the year ended December 31, 1991, includes a $2.3 million credit representing the adjustment of ELIC's capital account from the GAAP Capital Account Amount as of April 11, 1991, to the Partnership Agreement Capital Account Amount as of the same date (the "Final Capital Account"). The Final Capital Account, which totaled $40.1 million at December 31, 1993, is being paid out in level quarterly installments of $0.9 million, including interest at 7% per annum, through the year 2013.

NOTE K--INCOME TAXES

  Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."
  As permitted under the new rules, prior years financial statements have not been restated. The Company recorded a charge of $16.9 million, or $1.87 per share, during 1993 to reflect the cumulative effect of this change in accounting principle. Application of FAS 109 decreased 1993 pre-tax income by approximately $1.5 million primarily because of FAS 109's requirement to record assets acquired in prior business combinations at pre-tax amounts. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993 are as follows (dollars in thousands):

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE K--INCOME TAXES--Continued. . .

    Deferred tax liabilities:
      Property, plant and equipment                              $  31,646
      Finance lease receivables                                        517
      Debenture discount                                             4,647
      Intangible assets                                              5,249
      Inventory                                                      3,624
      Other                                                            645
                                                                 ----------
                                                                    46,328
    Deferred tax assets:
      Other postretirement benefits                                 18,961
      Pension                                                        3,377
      Reserves                                                      10,986
      Bad debt reserve                                               1,601
      Other                                                          5,555
                                                                 ----------
                                                                    40,480
      Valuation allowance                                           (1,000)
                                                                 ----------
                                                                    39,480
                                                                 ----------
    Net Deferred Tax Liabilities                                 $   6,848
                                                                 ==========

  The components of income tax benefit (expense) before extraordinary items are as follows (dollars in thousands):

                                              Year Ended December 31,
                                         ----------------------------------
                                          Liability
                                           Method        Deferred Method
                                         ----------  ----------------------
                                            1993        1992        1991
                                         ----------  ----------   ---------
  Current taxes:
    Federal                              $(10,244)   $ (3,296)   $  9,261
    State                                  (4,025)     (1,702)       (732)
                                         ---------   ---------   ---------
                                          (14,269)     (4,998)      8,529
    Deferred taxes                          8,512       4,311      (3,288)
                                         ---------   ---------   ---------
    Income tax benefit (expense)         $ (5,757)   $   (687)   $  5,241
                                         =========   =========   =========

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE K--INCOME TAXES--Continued. . .

  The components of the deferred tax benefit (expense) are as follows (dollars in thousands):

                                                  Year Ended December 31,
                                                  -----------------------
                                                    1992          1991
                                                  --------      --------
    Tax depreciation less than (in excess of)
      book depreciation                           $ 1,742       $(2,215)
    Finance leases                                    (37)          (17)
    Deferred compensation                              (1)           (4)
    Inventory reserves                                505            15
    Financing costs                                   (75)          (22)
    Warranty reserves                                  22            17
    Other reserves                                    602          (660)
    Partnership allocation                          1,469         1,485
    Alternative minimum tax                           ---        (2,223)
    Other                                              84           336
                                                  --------      --------
    Deferred tax benefit (expense)                $ 4,311       $(3,288)
                                                  ========      ========

  Income tax benefit (expense) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes and extraordinary items. The reasons for these differences are as follows (dollars in thousands):

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE K--INCOME TAXES--Continued. . .

                                               Year Ended December 31,
                                         ----------------------------------
                                          Liability
                                           Method        Deferred Method
                                         ----------  ----------------------
                                            1993        1992        1991
                                          --------    --------    --------
  Computed expected tax benefit (expense) $(3,192)    $ 2,335     $10,964
  (Increase) decrease in taxes
    resulting from:
      State income taxes, net of
        federal income tax benefit         (2,616)     (1,123)       (483)
      Appraisal depreciation                  ---      (1,024)     (1,033)
      Amortization of goodwill and
        other items                          (643)       (530)       (530)
      Nontaxable Partnership income           446         574       1,400
      Increase in tax accruals                ---        (319)     (4,527)
      Other                                  (248)       (600)       (550)
                                          --------    --------    --------
    Actual tax benefit (expense)          $(5,757)    $  (687)    $ 5,241
                                          ========    ========    ========

  Income taxes paid totaled $13.4 million in 1993, $3.9 million in 1992 and $8.6 million in 1991.

NOTE L--EXTRAORDINARY ITEMS

  During 1991, the Company repurchased $66.2 million face value ($58.7 million net carrying value) of the 14-1/2% Subordinated Discount Debentures at an average cost of 36% of face value. Additionally, the Company repurchased $7.6 million face value ($6.8 million net carrying value) of the 12-3/4% Senior Subordinated Debentures at an average cost of 40% of face value. The resulting gain of $23.2 million on these repurchases, net of taxes of $14.8 million, has been classified as an extraordinary item. Upon the completion of the Corporation's 1990 federal income tax return, management elected to treat certain extraordinary gains under an alternative election available under the Internal Revenue Code, which resulted in these gains, on which deferred income taxes had been provided in prior periods, not being subject to tax. This change in estimate had the effect of increasing the extraordinary gain and net income by $8 million in the year ended December 31, 1991 resulting in a total gain of $31.2 million.

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE M--RELATED PARTY TRANSACTIONS

  An officer of Checker is the owner of a taxicab association established in 1988 in the City of Chicago to which both Company affiliated and independent taxi drivers may belong for a fee, and through which the members may obtain automobile liability insurance from the Insurance Subsidiary and other maintenance and rental services. The association purchases services from various Checker operations and reimburses the operations for certain management, general and administrative costs. Amounts received from the association totaled $4.4 million in 1993, $3.3 million in 1992 and $2.6 million in 1991. At December 31, 1993, Checker has guaranteed certain of the association's obligations totaling $0.7 million.

  The Company leases an airplane owned by a corporation of which a director is the sole shareholder. Lease expenses totaled $0.7 million each year in 1993, 1992 and 1991.

  Each of the Company's directors provides consulting services. Annual expenses incurred relating to these consulting services totaled $1.4 million each year in 1993, 1992 and 1991.

NOTE N--INDUSTRY SEGMENT INFORMATION

  The Company operates in four principal segments:

    TRAILER MANUFACTURING SEGMENT--Manufacturing and distribution of highway truck trailers.

    AUTOMOTIVE PRODUCTS SEGMENT--Manufacturing metal stampings and assemblies and coordination of related tooling production for motor vehicle manufacturers.

    VEHICULAR OPERATIONS SEGMENT--Leasing taxicabs.

    INSURANCE OPERATIONS SEGMENT--Providing property and casualty insurance coverage to the Partnership and to outside parties.

  Trailer Manufacturing segment sales to J. B. Hunt totaled approximately $92.3 million in 1993, $50.0 million in 1992 and $1.2 million in 1991.

  Automotive product net sales to General Motors Corporation totaled approximately $121.5 million in 1993, $109.1 million in 1992 and $80.3 million in 1991 (includes accounts receivable and unbilled tooling charges of $8.9 million, $8.9 million and $5.7 million at December 31, 1993, 1992 and 1991, respectively).

  Industry segment data is summarized as follows (dollars in thousands):

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                           INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES

NOTE N--INDUSTRY SEGMENT INFORMATION--Continued. . .
                                            Trailer     Automotive     Vehicular     Insurance
                                         Manufacturing   Products     Operations    Operations   Eliminations  Consolidated
                                         -------------   --------     ----------    ----------   ------------  ------------
1993
  Revenues:
    Outside customers                     $ 711,862     $ 127,925     $  42,103     $  27,436     $     ---     $ 909,326
    Intersegment sales                          ---           ---         4,346        13,400       (17,746)          ---
                                          ----------    ----------    ----------    ----------    ----------    ----------
                                          $ 711,862     $ 127,925     $  46,449     $  40,836     $ (17,746)    $ 909,326
                                          ==========    ==========    ==========    ==========    ==========    ==========
  Operating profit (loss)                 $  32,381     $  15,306     $   6,251     $  (1,947)    $     ---     $  51,991
  Corporate expense                                                                                                (4,646)
  Interest income:
    Segment                                     428                                     5,877                       6,305
    Corporate                                                                                                       1,091
  Interest expense:
    Segment                                  (4,811)                                                               (4,811)
    Corporate                                                                                                     (36,803)
  Special charge                                                                                                   (7,500)
  Other income, net                                                                                                 3,494
                                                                                                                ----------
  Income before income taxes and
    extraordinary items                                                                                         $   9,121
                                                                                                                ==========

  Identifiable assets                     $ 259,837     $  67,937     $  20,493     $ 116,692                   $ 464,959
  Partnership assets                                                                                               37,701
  Corporate assets                                                                                                 14,676
                                                                                                                ----------
  Total assets at December 31, 1993                                                                             $ 517,336
                                                                                                                ==========

  Depreciation and amortization           $   8,280     $   4,991     $   9,530     $     494                   $  23,295
  Capital expenditures                        7,265         4,728         7,913           100                      20,006

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                           INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES

NOTE N--INDUSTRY SEGMENT INFORMATION--Continued. . .
                                            Trailer     Automotive     Vehicular     Insurance
                                         Manufacturing   Products     Operations    Operations   Eliminations  Consolidated
                                         -------------   --------     ----------    ----------   ------------  ------------
1992
  Revenues:
    Outside customers                     $ 536,336     $ 112,631     $  40,580     $  27,186     $     ---     $ 716,733
    Intersegment sales                          ---             1         4,043        13,161       (17,205)          ---
                                          ----------    ----------    ----------    ----------    ----------    ----------
                                          $ 536,336     $ 112,632     $  44,623     $  40,347     $ (17,205)    $ 716,733
                                          ==========    ==========    ==========    ==========    ==========    ==========

  Operating profit (loss)                 $  17,590     $  11,622     $   5,727     $  (1,557)                  $  33,382
  Corporate expenses                                                                                               (4,396)
  Interest income:
    Segment                                   1,168                                     6,321                       7,489
    Corporate                                                                                                       1,406
  Interest expense:
    Segment                                  (5,852)                                                               (5,852)
    Corporate                                                                                                     (36,874)
  Other expenses, net                                                                                              (2,023)
                                                                                                                ----------
  Loss before income taxes and
    extraordinary items                                                                                         $  (6,868)
                                                                                                                ==========

  Identifiable assets                     $ 230,465     $  66,561     $  25,516     $ 117,960                   $ 440,502
  Partnership assets                                                                                               38,712
  Corporate assets                                                                                                 14,549
                                                                                                                ----------
  Total assets at December 31, 1992                                                                             $ 493,763
                                                                                                                ==========
  Depreciation and amortization:
    Segment                               $   6,303     $   4,148     $  10,099     $     462                   $  21,012
    Other                                                                                                              42
  Capital expenditures                        4,996         1,889        10,412           252                      17,549

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                           INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES

NOTE N--INDUSTRY SEGMENT INFORMATION--Continued. . .
                                             Trailer    Automotive     Vehicular     Insurance
                                       Manufacturing      Products    Operations    Operations  Eliminations  Consolidated
                                       -------------      --------    ----------    ----------  ------------  ------------
1991
  Revenues:
    Outside customers                     $ 400,196     $  84,401     $  43,527     $  27,142     $     ---     $ 555,266
    Intersegment sales                          ---             5         3,635        12,735       (16,375)          ---
                                          ----------    ----------    ----------    ----------    ----------    ----------
                                          $ 400,196     $  84,406     $  47,162     $  39,877     $ (16,375)    $ 555,266
                                          ==========    ==========    ==========    ==========    ==========    ==========
  Operating profit (loss)                 $   7,059     $  (4,237)    $   7,139     $  (2,872)                  $   7,089
  Corporate expenses                                                                                               (4,398)
  Interest income:
    Segment                                    2,255                                    6,917                       9,172
    Corporate                                                                                                       2,462
  Interest expense:
    Segment                                  (8,061)                                                               (8,061)
    Corporate                                                                                                     (39,364)
  Other expenses, net                                                                                              (1,078)
  Minority equity                                                                                                   1,931
                                                                                                                ----------
  Loss before income taxes and
    extraordinary items                                                                                         $ (32,247)
                                                                                                                ==========
  Identifiable assets                     $ 227,551      $ 67,258     $  28,357     $ 112,016                   $ 435,182
  Partnership assets                                                                                               31,531
  Corporate assets                                                                                                 14,592
                                                                                                                ----------
  Total assets at December 31, 1991                                                                             $ 481,305
                                                                                                                ==========
  Depreciation and amortization:
    Segment                               $   5,910     $   4,237     $  10,369     $     367                   $  20,883
    Other                                                                                                              48
  Capital expenditures                        3,208         1,190        10,181         1,878                      16,457

Intersegment sales are accounted for at prices comparable to normal unaffiliated customer sales. Corporate and Partnership assets consist of short-term investments, savings deposits and certain other assets.
Insurance Operations identifiable assets for 1992 and 1991 have been restated to reflect the adoption of SFAS No. 113.

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE O--FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

  CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

  FINANCE LEASE RECEIVABLES: The fair values of the Company's finance lease receivables are estimated using discounted cash flow analyses based on current market rates for similar types of financing.

  INDEBTEDNESS: The carrying amounts of the Company's notes payable to shareholders, Great Dane term loan payable, Great Dane revolving credit line, Partnership term loan payable, equipment term loan, economic development term loan and line of credit approximate their fair value. The fair values of the Company's 12-3/4% Senior Subordinated Debentures and 14-1/2% Subordinated Discount Debentures are based on quoted market prices. The fair values of the Company's other indebtedness is estimated using discounted cash flow analyses based on current market rates.

  The carrying amounts and fair values of the Company's finance lease receivables and indebtedness at December 31, 1993, are as follows (dollars in thousands):

                                             Carrying Amount   Fair Value
                                             ---------------   ----------
  Finance lease receivables                     $   1,339       $   1,339

  Long-term debt and notes payable              $ 296,273       $ 300,940

                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                           INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


NOTE P--SELECTED QUARTERLY DATA (UNAUDITED)
                                                     (dollars in thousands, except per share amounts)
                                           1993 QUARTER ENDED                                1992 QUARTER ENDED
                             -----------------------------------------------   -----------------------------------------------
                              March 31     June 30  September 30 December 31    March 31     June 30  September 30 December 31
                              --------     -------  ------------ -----------    --------     -------  ------------ -----------
  Revenues                   $ 204,933   $ 225,407   $ 230,655   $ 248,331     $ 166,079   $ 185,070   $ 177,453    $188,131
  Gross profit                  29,302      33,808      31,126      36,285        24,437      27,551      26,115      27,760
  Income (loss) before
    accounting changes            (744)      1,350        (536)      3,294        (2,885)        105      (4,307)       (468)
  Accounting changes           (46,626)        ---         ---         ---           ---         ---         ---         ---
  Net income (loss)            (47,370)      1,350        (536)      3,294        (2,885)        105      (4,307)       (468)

  Income (loss) per share:
    Income (loss) before
      accounting changes     $   (0.08)  $    0.15   $   (0.06)  $    0.36     $   (0.32)  $    0.01   $   (0.48)  $   (0.05)
    Accounting changes           (5.16)        ---         ---         ---           ---         ---         ---         ---
    Net income (loss)            (5.24)       0.15       (0.06)       0.36         (0.32)       0.01       (0.48)      (0.05)

                          SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS
                                      INTERNATIONAL CONTROLS CORP.
                                            December 31, 1993
                                         (dollars in thousands)
- ------------------------------------------------------------------------------------------------------
                COL. A                     COL. B          COL. C          COL. D          COL. E
- ------------------------------------------------------------------------------------------------------
                                                                                       Amount at Which
                                          Number of                        Market      Each Portfolio
                                          Shares or                       Value of   of Equity Security
          Name of Issuer and          Units--Principal     Cost of       Each Issue    Issues and Each
          Title of Each Issue             Amount of      Each Issue      at Balance    Other Security
                                       Bonds and Notes                   Sheet Date   Issue Carried in
                                                                                      the Balance Sheet
- -------------------------------------------------------------------------------------------------------
FIXED MATURITIES:
  U. S. Government obligations            $  7,320        $  7,267        $  7,559        $  7,276

  Obligations of various state and
    territorial possessions                  1,920           1,911           1,959           1,920

  Obligations of political
    subdivisions of states                  10,745          10,748          11,064          10,760

  Special revenue obligations of
    political subdivisions of states         9,290           9,313           9,522           9,304

  Public utility obligations:
    American Telephone & Telegraph             850             835             907             837
    Bell South Telecom, Inc.                 1,000           1,004           1,050           1,003
    Chesapeake & Potomac Telephone
      & Telegraph                              532             450             543             455
    Citizen Utilities                          500             499             550             499
    Consolidated Edison                        550             547             563             548
    Illinois Bell Telephone Company            300             287             306             288
    National Rural Utilities                   400             403             400             400
    New England Telephone & Telegraph          400             419             404             419
    New York Telephone Company                 400             382             412             383
    Northern Telecom, Ltd.                     350             357             340             356
    Oklahoma Gas & Electric                    525             514             560             519

                     SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS--CONTINUED
                                      INTERNATIONAL CONTROLS CORP.
                                            December 31, 1993
                                         (dollars in thousands)
- ------------------------------------------------------------------------------------------------------
                COL. A                     COL. B          COL. C          COL. D          COL. E
- ------------------------------------------------------------------------------------------------------
                                                                                       Amount at Which
                                          Number of                        Market      Each Portfolio
                                          Shares or                       Value of   of Equity Security
          Name of Issuer and          Units--Principal     Cost of       Each Issue    Issues and Each
          Title of Each Issue             Amount of      Each Issue      at Balance    Other Security
                                       Bonds and Notes                   Sheet Date   Issue Carried in
                                                                                      the Balance Sheet
- -------------------------------------------------------------------------------------------------------
FIXED MATURITIES--Continued. . .
  Public utility obligations--continued. . .
    Pacific Bell                          $    500        $    491        $    500        $    492
    Pacific Gas & Electric                     700             696             728             696
    Potomac Electric Power Company             350             343             396             345
    Southwestern Bell Telephone Company        550             550             528             550
    Miscellaneous other public
      utility obligations                    2,036           1,931           2,128           1,956
                                                          --------        --------        --------
  Total public utility obligations                           9,708          10,315           9,746

  Industrial and miscellaneous corporate obligations:
    Anheuser Busch Company, Inc.               350             366             403             363
    Associates Corporation of
      North America                            755             770             762             759
    Banc One Corporation                       340             343             412             342
    Bank America Corporation                   850             881             917             878
    Bankers Trust of New York                  500             496             531             497
    B. P. America                              550             566             629             562
    Cargill Inc.                               300             302             366             301
    Chevron Capital USA, Inc.                  350             339             382             344
    Citicorp                                   400             400             405             400

                     SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS--CONTINUED
                                      INTERNATIONAL CONTROLS CORP.
                                            December 31, 1993
                                         (dollars in thousands)
- ------------------------------------------------------------------------------------------------------
                COL. A                     COL. B          COL. C          COL. D          COL. E
- ------------------------------------------------------------------------------------------------------
                                                                                       Amount at Which
                                          Number of                        Market      Each Portfolio
                                          Shares or                       Value of   of Equity Security
          Name of Issuer and          Units--Principal     Cost of       Each Issue    Issues and Each
          Title of Each Issue             Amount of      Each Issue      at Balance    Other Security
                                       Bonds and Notes                   Sheet Date   Issue Carried in
                                                                                      the Balance Sheet
- -------------------------------------------------------------------------------------------------------
FIXED MATURITIES--Continued. . .
  Industrial and miscellaneous corporate obligations--
    Continued. . .
    Coca Cola Enterprises                 $    500        $    497       $     523        $    498
    Comerica Bank - Detroit                    500             500             509             500
    Commercial Credit Group, Inc.              450             442             466             449
    Corestate Capital Corp.                    300             298             303             298
    Dow Capital Corporation                    350             350             357             350
    Dow Chemical Company                       400             399             480             399
    E. I. DuPont DeNemours & Company           700             658             751             666
    Eastman Kodak Company                      450             451             494             451
    Enhance Financial Services                 900             900             900             900
    European Investment Bank                   300             303             303             303
    Ford Motor Credit Corporation              750             749             779             751
    Gannett Inc. Notes                         500             500             490             500
    General Electric Capital
      Corporation                            1,350           1,454           1,395           1,350
    General Electric Credit Corp.              500             500             500             500
    General Motors Acceptance
      Corporation                              500             496             575             497
    General Motors Corporation                 300             300             306             300

                     SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS--CONTINUED
                                      INTERNATIONAL CONTROLS CORP.
                                            December 31, 1993
                                         (dollars in thousands)
- ------------------------------------------------------------------------------------------------------
                COL. A                     COL. B          COL. C          COL. D          COL. E
- ------------------------------------------------------------------------------------------------------
                                                                                       Amount at Which
                                          Number of                        Market      Each Portfolio
                                          Shares or                       Value of   of Equity Security
          Name of Issuer and          Units--Principal     Cost of       Each Issue    Issues and Each
          Title of Each Issue             Amount of      Each Issue      at Balance    Other Security
                                       Bonds and Notes                   Sheet Date   Issue Carried in
                                                                                      the Balance Sheet
- -------------------------------------------------------------------------------------------------------
FIXED MATURITIES--Continued. . .
Industrial and miscellaneous corporate obligations--
    Continued. . .
    H. J. Heinz Company                   $    500        $    499        $    510        $    499
    Hertz Corporation                          300             300             315             300
    IBM Credit Corporation                     300             304             301             304
    IBM Corporation                            500             496             525             497
    ICI Wilmington, Inc.                       300             309             321             306
    ITT Financial Corporation                  400             404             416             400
    J. P. Morgan & Co.                         700             721             770             712
    The Limited Corporation                    650             652             748             652
    Marathon Oil Company                       600             602             606             600
    Matsushita Electric Inc., Ltd.             400             400             424             400
    MBIA Inc.                                  450             443             495             443
    Merrill Lynch & Co.                        300             296             309             299
    Motorola, Inc.                             300             300             357             300
    Natwest Capital Corporation                300             320             363             318
    Pepsico, Inc.                              950             944           1,034             945
    Phillip Morris & Co., Inc.               1,450           1,450           1,548           1,450
    Pitney Bowes Credit Corporation            377             379             420             373
    Ralston Purina Company                     500             501             540             500
    Republic National Bank, New York           500             499             505             499

                     SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS--CONTINUED
                                      INTERNATIONAL CONTROLS CORP.
                                            December 31, 1993
                                         (dollars in thousands)
- ------------------------------------------------------------------------------------------------------
                COL. A                     COL. B          COL. C          COL. D          COL. E
- ------------------------------------------------------------------------------------------------------
                                                                                       Amount at Which
                                          Number of                        Market      Each Portfolio
                                          Shares or                       Value of   of Equity Security
          Name of Issuer and          Units--Principal     Cost of       Each Issue    Issues and Each
          Title of Each Issue             Amount of      Each Issue      at Balance    Other Security
                                       Bonds and Notes                   Sheet Date   Issue Carried in
                                                                                      the Balance Sheet
- -------------------------------------------------------------------------------------------------------
FIXED MATURITIES--Continued. . .
  Industrial and miscellaneous corporate obligations--
    Continued. . .
    Salomon, Inc.                         $    500        $    502        $    554        $    501
    Seagram, Joseph E., & Sons                 750             768             815             757
    Sears Roebuck & Co.                        500             530             500             500
    Shearson Lehman Bros. Bldgs. Inc.          350             350             350             350
    Suntrust Bank, Inc.                        300             304             309             301
    Texaco Capital, Inc.                       450             451             495             450
    The Funding Corporation                    400             409             424             403
    United States Banknote Corp.               300             300             300             300
    United Technologies                        300             304             327             302
    USX Corporation                            400             405             372             405
    Wal Mart Stores, Inc.                    1,150           1,154           1,250           1,155
    Witco Corporation                          500             489             575             489
    Xerox Credit Corporation                   439             422             469             427


                     SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS--CONTINUED
                                      INTERNATIONAL CONTROLS CORP.
                                            December 31, 1993
                                         (dollars in thousands)
- ------------------------------------------------------------------------------------------------------
                COL. A                     COL. B          COL. C          COL. D          COL. E
- ------------------------------------------------------------------------------------------------------
                                                                                       Amount at Which
                                          Number of                        Market      Each Portfolio
                                          Shares or                       Value of   of Equity Security
          Name of Issuer and          Units--Principal     Cost of       Each Issue    Issues and Each
          Title of Each Issue             Amount of      Each Issue      at Balance    Other Security
                                       Bonds and Notes                   Sheet Date   Issue Carried in
                                                                                      the Balance Sheet
- -------------------------------------------------------------------------------------------------------
FIXED MATURITIES--Continued. . .
  Industrial and miscellaneous corporate obligations--
    Miscellaneous other industrial
      and miscellaneous corporate
      obligations                            $  8,913     $  9,068        $  9,641        $  8,928
                                                          --------        --------        --------
  Total industrial and miscellaneous
    corporate obligations                                   38,535          40,826          38,223
                                                          --------        --------        --------

Total Fixed Maturities                                    $ 77,482        $ 81,245        $ 77,229

EQUITY SECURITIES:
  Banks, trusts and insurance
    companies preferred stock           85,000 shares        2,136           2,221           2,221
  Public utilities preferred stock      45,340 shares        1,545           1,637           1,637
  Industrial and miscellaneous
    preferred stock                    127,314 shares        3,559           3,601           3,601
  Public utilities common stock        534,400 shares        1,401           1,536           1,536
  Banks, Trusts and Insurance
    Companies Common Stocks             24,547 shares          599             537             537

                     SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS--CONTINUED
                                      INTERNATIONAL CONTROLS CORP.
                                            December 31, 1993
                                         (dollars in thousands)

- ------------------------------------------------------------------------------------------------------
                COL. A                     COL. B          COL. C          COL. D          COL. E
- ------------------------------------------------------------------------------------------------------
                                                                                       Amount at Which
                                          Number of                        Market      Each Portfolio
                                          Shares or                       Value of   of Equity Security
          Name of Issuer and          Units--Principal     Cost of       Each Issue    Issues and Each
          Title of Each Issue             Amount of      Each Issue      at Balance    Other Security
                                       Bonds and Notes                   Sheet Date   Issue Carried in
                                                                                      the Balance Sheet
- -------------------------------------------------------------------------------------------------------
Equity Securities--Continued. . .
  Industrial and miscellaneous
    common stock                       133,951 shares     $  4,296        $  4,077        $  4,077
                                                          --------        --------        --------
Total Equity Securities                                     13,536          13,609          13,609
                                                          --------        --------        --------

TOTAL INVESTMENTS                                         $ 92,062        $ 94,853        $ 90,838
                                                          ========        ========        ========

                                               SCHEDULE II
                  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS,
                                AND EMPLOYEES OTHER THAN RELATED PARTIES
                              INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                         (dollars in thousands)
- ------------------------------------------------------------------------------------------------------
           COL. A                 COL. B      COL. C            COL. D                  COL. E
                                                                                    BALANCE AT END
                                                              DEDUCTIONS               OF PERIOD
                                Balance at              ----------------------  ----------------------
        NAME OF DEBTOR           Beginning   Additions  <F1>Amounts <F2>Amounts    <F1>       <F2>Not
                                 of Period               Collected  Written Off   Current     Current
- ------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
    David R. Markin(1)            $   124      $   0        $ 0         $ 0        $   0       $ 124
    Allan R. Tessler(1)               167          0          0           0            0         167
    Wilmer J. Thomas, Jr.(1)          167          0          0           0            0         167
    Martin L. Solomon(1)              167          0          0           0            0         167
    King Cars, Inc.(2)                398         24          0           0          422           0
                                  -------      -----        ---         ---        -----       -----
                                  $ 1,023      $  24        $ 0         $ 0        $ 422       $ 625
                                  =======      =====        ===         ===        =====       =====
YEAR ENDED DECEMBER 31, 1992
    David R. Markin(1)              $ 124      $   0        $ 0         $ 0        $   0       $ 124
    Allan R. Tessler(1)               167          0          0           0            0         167
    Wilmer J. Thomas, Jr.(1)          167          0          0           0            0         167
    Martin L. Solomon(1)              167          0          0           0            0         167
    King Cars, Inc.(2)                  0        398          0           0          398           0
                                    -----      -----        ---         ---        -----       -----
                                    $ 625      $ 398        $ 0         $ 0        $ 398       $ 625
                                    =====      =====        ===         ===        =====       =====
YEAR ENDED DECEMBER 31, 1991
    David R. Markin(1)              $ 124      $   0        $ 0         $ 0                    $ 124
    Allan R. Tessler(1)               167          0          0           0                      167
    Wilmer J. Thomas, Jr.(1)          167          0          0           0                      167
    Martin L. Solomon(1)              167          0          0           0                      167
                                    -----      -----        ---         ---                    -----
                                    $ 625      $   0        $ 0         $ 0                    $ 625
                                    =====      =====        ===         ===                    =====

<F1> Obligation is non-interest bearing demand obligation.
<F2> Obligation is a promissory note due on December 31, 1994, bearing a 6.5% interest rate.

                               SCHEDULE III
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       INTERNATIONAL CONTROLS CORP.

                          CONDENSED BALANCE SHEET
                          (dollars in thousands)


                                                       December 31,
                                                   1993            1992
                                                ----------      ----------
ASSETS:
  Cash and cash equivalents                     $   1,468       $   4,930
  Accounts receivable                                 566             107
  Other current assets                              4,345           3,734
                                                ----------      ----------
    Total Current Assets                            6,379           8,771

  Intercompany accounts with subsidiaries             ---           9,657
  Investments in subsidiaries                      91,388         110,308
  Other assets                                     16,331          12,430
                                                ----------      ----------
TOTAL ASSETS                                    $ 114,098       $ 141,166
                                                ==========      ==========


LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                              $      34       $     143
  Income taxes payable (recoverable)               (1,702)          8,442
  Accrued compensation                                256             256
  Accrued interest                                 11,468          11,467
  Other accrued liabilities                         9,565           3,340
                                                ----------      ----------
    Total Current Liabilities                      19,621          23,648

  Long-term debt                                  205,732         204,360
  Other noncurrent liabilities                     31,713          19,486
  Intercompany accounts with subsidiaries           6,622             ---

  Shareholders' deficit:
    Common stock                                       90              90
    Paid-in capital                                14,910          14,910
    Retained earnings (deficit)                   (36,217)          7,045
    Amount paid in excess of Checker's
      net assets                                 (127,748)       (127,748)
    Notes receivable from shareholders               (625)           (625)
                                                ----------      ----------
    Total Shareholders' Deficit                  (149,590)       (106,328)
                                                ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $ 114,098       $ 141,166
                                                ==========      ==========

                               SCHEDULE III
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT--CONTINUED
                       INTERNATIONAL CONTROLS CORP.

                    CONDENSED STATEMENTS OF OPERATIONS
                          (dollars in thousands)


                                           Year Ended December 31,
                                       1993          1992          1991
                                    ----------    ----------    ----------
Selling, general and
  administrative expenses           $  (4,646)    $  (4,396)    $  (4,398)
Interest expense                      (30,216)      (30,138)      (32,018)
Equity in earnings of
  subsidiaries                         29,376        14,959           166
Other income (expense)                    211           (99)          857
Special charge                         (7,500)          ---           ---
Intercompany income:
  Corporate charges                     1,008         1,008         1,008
  Interest                                ---           305           394
                                    ----------    ----------    ----------
Loss before income taxes,
  extraordinary items and
  accounting changes                  (11,767)      (18,361)      (33,991)
Income tax benefit                     15,131        10,806         6,985
                                    ----------    ----------    ----------
Income (loss) before extraordinary
  items and accounting changes          3,364        (7,555)      (27,006)
Extraordinary items, net of
  income taxes                            ---           ---        31,188
                                    ----------    ----------    ----------
Income (loss) before accounting
  changes                               3,364        (7,555)        4,182
Accounting changes                    (46,626)          ---           ---
                                    ----------    ----------    ----------

NET INCOME (LOSS)                   $ (43,262)    $  (7,555)    $   4,182
                                    ==========    ==========    ==========

                               SCHEDULE III
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT--CONTINUED
                       INTERNATIONAL CONTROLS CORP.

                    CONDENSED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)


                                            Year Ended December 31,
                                       1993          1992          1991
                                    ----------    ----------    ----------
NET CASH FLOW USED IN OPERATING
  ACTIVITIES                        $ (47,640)    $ (20,973)    $ (25,202)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Other                               5,900          (334)       (1,456)
                                    ----------    ----------    ----------
NET CASH FLOW PROVIDED BY
  (USED IN) INVESTING
  ACTIVITIES                            5,900          (334)       (1,456)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Repayments of debt                    ---           ---       (27,187)
    Advances from subsidiaries         38,278        21,284        52,630
                                    ----------    ----------    ----------
NET CASH FLOW PROVIDED BY
  FINANCING ACTIVITIES                 38,278        21,284        25,443
                                    ----------    ----------    ----------
DECREASE IN CASH AND CASH
  EQUIVALENTS                          (3,462)          (23)       (1,215)

Beginning cash and cash
  equivalents                           4,930         4,953         6,168
                                    ----------    ----------    ----------
ENDING CASH AND CASH
  EQUIVALENTS                       $   1,468     $   4,930     $   4,953
                                    ==========    ==========    ==========

The Registrant's subsidiaries declared dividends totaling $22 million in 1993, $120.9 million in 1992 and $13.1 million in 1991. These dividends were declared to offset certain intercompany account balances at the respective dates.

                    SCHEDULE IV--INDEBTEDNESS OF AND TO RELATED PARTIES--NOT CURRENT
                              INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                         (dollars in thousands)

- ----------------------------------------------------------------------------------------------------
       COL. A         COL. B    COL. C    COL. D    COL. E    COL. F    COL. G    COL. H    COL. I
- ----------------------------------------------------------------------------------------------------
                               --Indebtedness of--                    --Indebtedness to--
                      -------------------------------------   -------------------------------------
        Name          Balance                       Balance   Balance                       Balance
         of             at                            at        at                            at
       Person        Beginning AdditionsDeductions    End    Beginning AdditionsDeductions    End
- ----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
  David R. Markin      $ ---     $ ---     $ ---     $ ---    $ 7,500    $ ---     $ ---    $ 7,500
  Martin L. Solomon      ---       ---       ---       ---      7,500      ---       ---      7,500
  Allan R. Tessler       ---       ---       ---       ---      7,500      ---       ---      7,500
  Wilmer J. Thomas, Jr.  ---       ---       ---       ---      7,500      ---       ---      7,500
                       -----     -----     -----     -----    -------    -----     -----    -------
                       $ ---     $ ---     $ ---     $ ---    $30,000    $ ---     $ ---    $30,000
                       =====     =====     =====     =====    =======    =====     =====    =======
YEAR ENDED DECEMBER 31, 1992
  David R. Markin      $ ---     $ ---     $ ---     $ ---    $ 7,500    $ ---     $ ---    $ 7,500
  Martin L. Solomon      ---       ---       ---       ---      7,500      ---       ---      7,500
  Allan R. Tessler       ---       ---       ---       ---      7,500      ---       ---      7,500
  Wilmer J. Thomas, Jr.  ---       ---       ---       ---      7,500      ---       ---      7,500
                       -----     -----     -----     -----    -------    -----     -----    -------
                       $ ---     $ ---     $ ---     $ ---    $30,000    $ ---     $ ---    $30,000
                       =====     =====     =====     =====    =======    =====     =====    =======
YEAR ENDED DECEMBER 31, 1991
  David R. Markin      $ ---     $ ---     $ ---     $ ---    $ 7,500    $ ---     $ ---    $ 7,500
  Martin L. Solomon      ---       ---       ---       ---      7,500      ---       ---      7,500
  Allan R. Tessler       ---       ---       ---       ---      7,500      ---       ---      7,500
  Wilmer J. Thomas, Jr.  ---       ---       ---       ---      7,500      ---       ---      7,500
                       -----     -----     -----     -----    -------    -----     -----    -------
                       $ ---     $ ---     $ ---     $ ---    $30,000    $ ---     $ ---    $30,000
                       =====     =====     =====     =====    =======    =====     =====    =======
NOTE: The above amounts relate to amounts loaned to the Company to complete the Holding buyout as described in Note A of the notes to consolidated financial statements.

                            SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                              INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                         (dollars in thousands)

- -----------------------------------------------------------------------------------------------------
                 COL. A                    COL. B            COL. C            COL. D      COL. E
- -----------------------------------------------------------------------------------------------------
                                                      Additions Charged to:
                                         Balance at   ---------------------              Balance at
               Description                Beginning   Cost and      Other  Deductions<F1>  End of
                                          of Period   Expenses    Accounts                 Period
- -----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
  Deducted from assets:
    Allowance for doubtful accounts
      --trade                             $   623     $   234     $   ---     $  (109)    $   748
                                          ========    ========    ========    ========    ========
    Allowance for doubtful accounts
      --finance lease receivables         $   679     $    52     $   ---     $  (572)    $   159
                                          ========    ========    ========    ========    ========
  Contract & warranty reserves            $ 8,375     $ 5,439     $   ---     $(3,429)    $10,385
                                          ========    ========    ========    ========    ========
  Workers' compensation                   $ 1,841     $ 1,200     $   ---     $(1,927)    $ 1,114
                                          ========    ========    ========    ========    ========
  Claims                                  $ 3,332     $ 1,103     $   ---     $(1,106)    $ 3,329
                                          ========    ========    ========    ========    ========
YEAR ENDED DECEMBER 31, 1992:
  Deducted from assets:
    Allowance for doubtful accounts
      --trade                             $   606     $   183     $   ---     $  (166)    $   623
                                          ========    ========    ========    ========    ========
    Allowance for doubtful accounts
      --finance lease receivables         $   944     $    52     $   ---     $  (317)    $   679
                                          ========    ========    ========    ========    ========
    Contract & warranty reserves          $ 8,263     $ 3,564     $   ---     $(3,452)    $ 8,375
                                          ========    ========    ========    ========    ========
    Workers' compensation                 $   265     $ 4,584     $   ---     $(3,008)    $ 1,841
                                          ========    ========    ========    ========    ========
    Claims                                $ 2,717     $   783     $   ---     $  (168)    $ 3,332
                                          ========    ========    ========    ========    ========

                       SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS--CONTINUED
                              INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                         (dollars in thousands)

- -----------------------------------------------------------------------------------------------------
                 COL. A                    COL. B            COL. C            COL. D      COL. E
- -----------------------------------------------------------------------------------------------------
                                                      Additions Charged to:
                                         Balance at   ---------------------              Balance at
               Description                Beginning   Cost and      Other  Deductions<F1>  End of
                                          of Period   Expenses    Accounts                 Period
- -----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1991:
  Deducted from assets:
    Allowance for doubtful accounts
      --trade                             $   808     $   210     $   ---     $  (412)    $   606
                                          ========    ========    ========    ========    ========
    Allowance for doubtful accounts
      --finance lease receivables         $   842     $    (7)    $   292     $  (183)    $   944
                                          ========    ========    ========    ========    ========
    Contract & warranty reserves          $10,796     $ 1,274     $   ---     $(3,807)    $ 8,263
                                          ========    ========    ========    ========    ========
    Workers' compensation                 $   242     $   836     $   ---     $  (813)    $   265
                                          ========    ========    ========    ========    ========
    Claims                                $ 2,500     $ 1,047     $   ---     $  (830)    $ 2,717
                                          ========    ========    ========    ========    ========

- ---------------

<F1> Reclassification to other reserves and utilization of reserves.

                    SCHEDULE IX--SHORT-TERM BORROWINGS
               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                          (dollars in thousands)

- ----------------------------------------------------------------------------
    COL. A         COL. B      COL. C      COL. D      COL. E      COL. F
- ----------------------------------------------------------------------------
                                           Maximum     Average    Weighted
                                           Amount      Amount      Average
                                            Out-        Out-      Interest
  Category of      Balance    Weighted    standing    standing      Rate
   Aggregate       at End      Average     During      During      During
  Short-Term         of       Interest       the         the         the
  Borrowings       Period       Rate       Period    Period<F1>  Period<F2>
- ----------------------------------------------------------------------------
BANK BORROWINGS:

  Year ended
    December 31,
    1993           $5,000     7.25%        $5,000      $4,998       7.25%

  Year ended
    December 31,
    1992            5,000     7.00%         5,000       4,350       6.71%

  Year ended
    December 31,
    1991            4,000     7.00%         4,000       2,053       8.38%









- ---------------

<F1> Amount of loan divided by number of days in year, times the number of days outstanding during the year.

<F2> Total interest expense during the period divided by the average amount outstanding during the period.

           SCHEDULE X--SUPPLEMENTAL INCOME STATEMENT INFORMATION
               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                          (dollars in thousands)


- ----------------------------------------------------------------------------
          COLUMN A                              COLUMN B
- ----------------------------------------------------------------------------
                               Charged to Continuing Operations' Cost and
                                                Expenses
                              --------------------------------------------
                              December 31,    December 31,    December 31,
                                  1993            1992            1991
- ----------------------------------------------------------------------------
Maintenance and repairs         $ 15,663        $  9,646        $  9,543
                                ========        ========        ========

Depreciation and amortization
  of intangible assets, pre-
  operating costs and similar
  deferrals <F1>                $    ---        $    ---        $    ---
                                ========        ========        ========

Taxes other than payroll and
  income taxes <F1>             $    ---        $    ---        $    ---
                                ========        ========        ========

Royalties <F1>                  $    ---        $    ---        $    ---
                                ========        ========        ========

Advertising costs <F1>          $    ---        $    ---        $    ---
                                ========        ========        ========




- ---------------

<F1> Amounts for these expenses are not presented as such amounts are less than 1% of total revenues in the year indicated.

                                                           SCHEDULE XIV
                            SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                           INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                                      (dollars in thousands)

- ----------------------------------------------------------------------------------------------------------------------------------
       COL. A         COL. B    COL. C    COL. D    COL. E    COL. F    COL. G         COL. H         COL. I    COL. J    COL. K
- ----------------------------------------------------------------------------------------------------------------------------------
                               Reserves                                              Claims and
                                  for                                                   Claim
                                Unpaid                                               Adjustment      Amortiza-
                                Claims                                                Expenses         tion      Paid
                                  and    Discount,                                    Incurred          or      Claims
                     Deferred    Claim    if any,                                    Related to:     Deferred     and
                      Policy    Adjust-  Deducted                         Net    ------------------   Policy     Claim
     Affiliation     Acquisi-    ment       in     Unearned   Earned    Invest-     (1)       (2)    Acquisi-   Adjust-
        with           tion     Expense   Column   Premiums  Premiums    ment     Current    Prior     tion      ment     Premium
     Registrant        Costs     <F1>        C       <F2>      <F3>     Income     Year      Years     Costs   Expenses   Written
- ----------------------------------------------------------------------------------------------------------------------------------
WHOLLY-OWNED INSURANCE SUBSIDIARY:
- ----------------------------------

Year Ended:
  December 31, 1993  $  1,893  $ 71,179  $    ---  $ 9,547   $ 40,836  $  7,838  $ 33,193  $  (454)  $    61   $ 30,832  $ 40,732
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

  December 31, 1992  $  1,832  $ 75,780  $    ---  $ 10,463  $ 40,347  $  8,227  $ 30,322  $ 2,043   $  (241)  $ 27,319  $ 39,238
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

  December 31, 1991  $  2,073  $ 64,952  $    ---  $ 11,619  $ 39,877  $  7,061  $ 31,852  $ 1,676   $  (341)  $ 26,208  $ 39,530
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========
- ---------------

<F1> Includes reinsurance recoverable on unpaid claims and claims adjustment expense of $7,380, $13,888 and $8,106 in 1993, 1992 and 1991, respectively, in connection with the restatement of the balance sheet loss reserve amounts as reported in accordance with SFAS No. 113.
<F2> Includes net ceded premiums of $(526), $286 and $333 in 1993, 1992 and 1991, respectively, in connection with the restatement of the balance sheet unearned premium amounts as reported in accordance with SFAS No. 113.
<F3> Includes premiums earned of $13,400, $13,161 and $12,735 in 1993, 1992 and 1991, respectively, in connection with coverage provided to other entities in the consolidated group which have been eliminated in consolidation.

                             INDEX TO EXHIBITS


       The following Exhibits required by Item 601 of Regulation S-K (and numbered in conformity therewith) are filed herewith or incorporated by reference herein:

3.1 - Restated Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to Registration Statement No. 033-52255 filed with the Securities and Exchange Commission on February 14, 1994 (the "1994 S-1")).

3.2 - Bylaws of Registrant as effective May 13, 1991 (incorporated herein by reference to Exhibit 3.3 to the 1992 10-K).

4.1 - Form of Indenture between Registrant and First Fidelity Bank, National Association, New Jersey, as trustee, relating to the 12-3/4% Senior Subordinated Debentures due August 1, 2001 of Registrant (incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-7212 filed with the Securities and Exchange Commission on July 15, 1986).

4.2 - Form of Indenture between Registrant and Midlantic National Bank, as trustee, relating to the 14-1/2% Subordinated Discount Debentures due January 1, 2006 of Registrant (incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-1788 filed with the Securities and Exchange Commission on November 26,
          1985).

4.3 - Agreement to furnish additional documents upon request by the Securities and Exchange Commission (incorporated herein by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K")).

10.1 - Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated herein by reference to Exhibit 10.17 to the 1989 10-K).

10.2 - Amendment, dated July 28, 1989, to Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated herein by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K")).

10.3 - Amendment, dated June 25, 1991, to Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated herein by reference to Exhibit 19.2 to the 1991 10-K).

10.4 - Amended and Restated Employment Agreement, dated as of November 1, 1985, between Checker and David R. Markin ("Markin Employment Agreement") (incorporated herein by reference to Exhibit 10.17 to the 1989 10-K).

10.5 - Amendment, dated as of March 4, 1992, to Markin Employment Agreement (incorporated herein by reference to Exhibit 10.3 to the 1991 10-K).

10.6 - Extension, dated July 12, 1993, of Amended and Restated Employment Agreement between Checker and David R. Markin*

10.7 - Amended and Restated Employment Agreement, dated as of June 1, 1992, between Yellow Cab and Jeffrey Feldman (incorporated herein by reference to Exhibit 28.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (the "June 1992 10-Q").

10.8 - Form of Stated Benefit Salary Continuation Agreement (incorporated herein by reference to Exhibit 10.17 to the 1989 10-K).

10.9 - Employment Agreement, dated as of July 1, 1992, between Registrant and Jay H. Harris (incorporated herein by reference to Exhibit 28.1 to the June 1992 10-Q).

10.10 - Loan and Guaranty Agreement, dated September 17, 1992, by and among the Partnership, Checker, SCSM and NBD Bank, N.A. (the "Loan and Guaranty Agreement") (incorporated herein by reference to Exhibit
          28.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (the "September 1992 10-Q").

10.11 - First Amendment dated as of November 1, 1993, to the Loan and Guaranty Agreement (incorporated herein by reference to Exhibit
          10.11 of the 1994 S-1).

10.12 - Credit and Guaranty Agreement, dated as of August 1, 1989, by and among SCSM, Checker, the Partnership and NBD Bank, N.A. (the "Credit Agreement") (incorporated herein by reference to Exhibit
          10.10 to the 1992 10-K).

10.13 - First Amendment, dated as of June 1, 1990, to the Credit Agreement (incorporated herein by reference to Exhibit 10.11 to the 1992 10-K).

10.14 - Second Amendment, dated as of January 2, 1991, to the Credit Agreement (incorporated herein by reference to Exhibit 10.12 to the 1992 10-K).

10.15 - Third Amendment, dated as of November 1, 1993, to the Credit Agreement (incorporated herein by reference to Exhibit 10.15 to the 1994 S-1).

10.16 - Supplemental Agreement, dated as of April 20, 1992, among SCSM, Checker, the Partnership and NBD Bank, N.A. (incorporated herein by reference to Exhibit 10.13 to the 1992 10-K).

10.17 - Second Supplemental Agreement, dated as of September 17, 1992, among SCSM, Checker, the Partnership and NBD Bank, N.A.
          (incorporated herein by reference to Exhibit 28.2 of the September 1992 10-Q).

10.18 - Lease dated December 1, 1988, between SCSM and Park Corporation (incorporated herein by reference to Exhibit 10.17 to the 1989 10-K).

10.19 - Loan and Security Agreement dated as of March 21, 1990, by and among Great Dane, Great Dane Trailers Indiana, Inc., Great Dane Trailers Nebraska, Inc., Great Dane Trailers Tennessee, Inc., certain lending institutions and Security Pacific Business Credit Inc., as Agent (the "Security Pacific Agreement") (incorporated herein by reference to Exhibit 10.17 to the 1989 10-K).

10.20 - First Amendment, dated as of March 30, 1990, to the Security Pacific Agreement (incorporated herein by reference to Exhibit 19.3 to the 1991 10-K).

10.21 - Second Amendment, dated as of April 30, 1990, to the Security Pacific Agreement (incorporated herein by reference to Exhibit 19.4 to the 1991 10-K).

10.22 - Third Amendment, dated as of August 14, 1990, to the Security Pacific Agreement (incorporated herein by reference to Exhibit 19.5 to the 1991 10-K).

10.23 - Fourth Amendment, dated as of February 28, 1991, to the Security Pacific Agreement (incorporated herein by reference to Exhibit 19.6 to the 1991 10-K).

10.24 - Waiver and Fifth Amendment, dated as of September 3, 1991, to the Security Pacific Agreement (incorporated herein by reference to Exhibit 19.7 to the 1991 10-K).

10.25 - Waiver, Consent and Sixth Amendment, dated April 30, 1992, to the Security Pacific Agreement (incorporated herein by reference to Exhibit 28 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992).

10.26 - Seventh Amendment, dated as of July 10, 1992, to the Security Pacific Agreement (incorporated herein by reference to the June 1992 10-Q).

10.27 - Eighth Amendment, dated as of February 19, 1993, to the Security Pacific Agreement (incorporated herein by reference to Exhibit
          10.24 to the 1992 10-K).

10.28 - Waiver, Consent and Ninth Amendment, dated March 26, 1993, to the Security Pacific Agreement (incorporated herein by reference to Exhibit 10.29 to the 1992 10-K).

10.29 - Tenth Amendment, dated as of November 1, 1993, to the Security Pacific Agreement (incorporated herein by reference to Exhibit
          10.29 of the 1994 S-1).

10.30 - Assumption Agreement dated as of August 1, 1989, by and between Checker and the West Virginia Economic Development Authority (incorporated herein by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

10.31 - Agreement, dated as of September 1, 1991, between the Partnership and Jerry E. Feldman (incorporated herein by reference to Exhibit
          10.12 to the 1991 10-K).

10.32 - Form of Checker Motors Corporation Excess Benefit Retirement Plan, effective January 1, 1983 (incorporated herein by reference to Exhibit 19.9 to the 1991 10-K).

10.33 - Amended and Restated License Agreement, dated December 30, 1992, between Checker Motors Corporation and Checker Taxi Association, Inc. (incorporated herein by reference to Exhibit 10.28 to the 1992 10-K).

10.34 - Employment Agreement, dated as of January 1, 1994 between Registrant and David R. Markin (incorporated herein by reference to Exhibit 10.34 to the 1994 S-1).

21.1   -  Subsidiaries of Registrant.*

- ----------------
[FN]
*Filed herewith.