Form 10-Q
period 1994-03-31
INTERNATIONAL CONTROLS CORP
filed 1994-05-02
CIK 51200

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the period ended      MARCH 31, 1994
                    --------------------------
                                    OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------
Commission file number         1-5599
                      ------------------------

                       INTERNATIONAL CONTROLS CORP.
- ------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           FLORIDA                               54-0698116
- ------------------------------------------------------------------------
 (State or other jurisdiction of             (I. R. S. Employer
incorporation or organization)               Identification No.)


2016 North Pitcher Street, Kalamazoo, Michigan           49007
- ------------------------------------------------------------------------
    (Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code:   (616) 343-6121
                                                     ----------------
- ------------------------------------------------------------------------
Indicate by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   X    No
                                                       -----     -----
There were 9,036,700 shares of Registrant's only class of common stock outstanding as of May 2, 1994.

<PAGE-1>
                                   INDEX

               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES



                                                          Page Number
                                                          -----------
PART I    FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements (Unaudited):

          Consolidated Balance Sheets at March 31, 1994,
          and December 31, 1993                               2-3

          Consolidated Statements of Operations for the
          Three Months Ended March 31, 1994, and March 31,
          1993                                                  4

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1994, and March 31,
          1993                                                5-6

          Notes to Consolidated Financial Statements         7-11

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               12-14


PART II   OTHER INFORMATION

  Item 1  Legal Proceedings                                    15

  Item 6  Exhibits and Reports on Form 8-K                     15


SIGNATURE                                                      16

<PAGE-2>

                        CONSOLIDATED BALANCE SHEETS
               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
            (in thousands, except share and per share amounts)


                                                 March 31,
                                                   1994          December 31,
                                                (unaudited)          1993
                                                -----------      ------------
ASSETS
  Cash and cash equivalents                      $  32,608        $  40,078
  Accounts receivable, less
    allowance for doubtful
    accounts of $883 (1993--$748)                  100,819           75,701
  Inventories                                       86,060           94,112
  Other current assets                              13,344           11,823
                                                 ----------       ----------
      Total current assets                         232,831          221,714

  Property, plant and equipment, net               123,111          122,355
  Insurance Subsidiary's investments                89,134           90,838
  Insurance Subsidiary's reinsurance
    receivable                                      11,405           11,378
  Cost in excess of net assets
    acquired, net of accumulated
    amortization of $6,565
    (1993--$6,252)                                  43,430           43,743
  Trademark, net of accumulated
    amortization of $1,838
    (1993-$1,750)                                   11,608           11,696
  Other assets                                      15,639           15,612



















                                                 ----------       ----------
Total Assets                                     $ 527,158        $ 517,336
                                                 ==========       ==========

<PAGE-3>



                                                 March 31,
                                                   1994          December 31,
                                                (unaudited)          1993
                                                -----------      ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                               $  77,932        $  77,876
  Notes payable                                      5,000            5,000
  Income taxes payable                              12,466            7,726
  Accrued compensation                              16,435           15,838
  Accrued interest                                   6,018           11,746
  Other accrued liabilities                         37,647           38,071
  Current portion of long-term debt                 46,994           14,321
                                                 ----------       ----------
      Total current liabilities                    202,492          170,578
  Long-term debt, excluding current
    portion:
      Shareholders                                  30,000           30,000
      Other                                        210,119          246,952
                                                 ----------       ----------
                                                   240,119          276,952
  Insurance Subsidiary's unpaid losses
    and loss adjustment expenses                    72,077           71,179
  Unearned insurance premiums                       16,239            9,547
  Deferred income taxes                              9,950            9,803
  Postretirement benefits other than
    pensions                                        50,012           49,609
  Other noncurrent liabilities                      39,909           39,053
  Minority interest                                 39,898           40,132
                                                 ----------       ----------
      Total liabilities                            670,696          666,853
  Shareholders' deficit:
    Common stock, par value $0.01:
      Authorized 15,000,000 shares
      Outstanding 9,036,700 shares                      90               90
    Additional paid-in capital                      14,910           14,910
    Retained earnings deficit                      (29,831)         (36,217)
    Unrealized appreciation (depreciation)
      on Insurance Subsidiary's invest-
      ments in certain debt and equity
      securities--Note E                              (334)              73
    Notes receivable from shareholders                (625)            (625)
    Amount paid in excess of Checker's
      net assets                                  (127,748)        (127,748)
                                                 ----------       ----------
      Total shareholders' deficit                 (143,538)        (149,517)
                                                 ----------       ----------

Total Liabilities and Shareholders'
  Deficit                                        $ 527,158        $ 517,336
                                                 ==========       ==========

See notes to consolidated financial statements.

<PAGE-4>

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                 (in thousands, except per share amounts)
                                (unaudited)


                                                Three Months Ended March 31,
                                                    1994             1993
                                                 ----------       ----------
Revenues                                         $ 271,680        $ 204,933
Cost of revenues                                  (230,835)        (175,631)
                                                 ----------       ----------
Gross profit                                        40,845           29,302

Selling, general and administrative
  expense                                          (21,454)         (19,986)
Interest expense                                   (10,044)         (10,465)
Interest income                                      1,660            2,018
Other income, net                                      604              991
                                                 ----------       ----------
Income before income taxes and
  accounting changes                                11,611            1,860
Income tax expense                                  (5,225)          (2,604)
                                                 ----------       ----------
Income (loss) before accounting changes              6,386             (744)
Accounting changes, net of income taxes                ---          (46,626)
                                                 ----------       ----------
Net income (loss)                                $   6,386        $ (47,370)
                                                 ==========       ==========

Weighted average number of shares
  used in per share computations                     9,037            9,037
                                                 ==========       ==========

Income (loss) per share:
  Before accounting changes                      $    0.71        $   (0.08)
  Accounting changes                                   ---            (5.16)
                                                 ----------       ----------
 Net income (loss) per share                     $    0.71        $   (5.24)
                                                 ==========       ==========


See notes to consolidated financial statements.

<PAGE-5>

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                              (in thousands)
                                (unaudited)


                                                Three Months Ended March 31,
                                                    1994             1993
                                                 ----------       ----------
Cash flows from operating activities:
  Net income (loss)                              $   6,386        $ (47,370)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Accounting changes                               ---           46,626
      Depreciation and amortization                  5,631            5,571
      Deferred income tax benefit                     (581)          (1,834)
      Amortization of cost in excess
        of net assets acquired                         313              312
      Amortization of debt discount                    393              324
      Net (gain) loss on sale of
        property, plant and equipment                  ---              (18)
      Investment gains                                (274)            (103)
      Other noncash charges                          2,626            1,446
      Changes in operating assets and
        liabilities:
          Accounts receivable                      (25,281)         (21,933)
          Inventories                                8,052           (7,084)
          Insurance Subsidiary's
            reinsurance receivable                     (27)           5,101
          Other assets                              (1,149)          (3,477)
          Accounts payable                              56            8,533
          Income taxes                               5,840            1,523
          Unpaid losses and loss
            adjustment expenses                        897           (4,898)
          Unearned insurance premiums                6,692            2,999
          Postretirement benefits other
            than pension                               403              ---
          Other liabilities                         (7,791)            (433)
                                                 ----------       ----------

Net cash flow provided by (used in)
  operating activities                               2,186          (14,715)

<PAGE-6>

              CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
               INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                              (in thousands)
                                (unaudited)


                                                Three Months Ended March 31,
                                                    1994             1993
                                                 ----------       ----------
Cash flows from investing activities:
  Purchases of property, plant and
    equipment                                    $  (6,903)       $  (7,843)
  Proceeds from disposal of property,
    plant and equipment and other
    productive assets                                  516            1,466
  Purchase of investments available
    for sale                                        (3,901)             ---
  Purchase of investments held to
    maturity                                       (20,493)          (6,789)
  Proceeds from sale of investments
    available for sale                                 346              ---
  Proceeds from maturities and
    redemption of investments
    held to maturity                                25,423           13,845
  Other                                                143               54
                                                 ----------       ----------
Net cash flow provided by (used in)
  investing activities                              (4,869)             733

Cash flows from financing activities:
  Proceeds from borrowings                             ---           15,091
  Repayments of borrowings                          (4,553)          (4,755)
  Return of limited partner's capital                 (234)            (217)
                                                 ----------       ----------
Net cash flow provided by (used in)
  financing activities                              (4,787)          10,119
                                                 ----------       ----------
Decrease in cash and cash
  equivalents                                       (7,470)          (3,863)

Beginning cash and cash equivalents                 40,078           42,199
                                                 ----------       ----------

Ending cash and cash equivalents                 $  32,608        $  38,336
                                                 ==========       ==========


See notes to consolidated financial statements.

<PAGE-7>
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                 MARCH 31, 1994
                                  (unaudited)


NOTE A--BASIS OF PRESENTATION

  The accompanying consolidated financial statements of International Controls Corp. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In Management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE B--PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of International Controls Corp. and its subsidiaries, including a wholly-owned trailer leasing company, Checker Motors Co., L.P. ("Partnership") and the Partnership's wholly-owned subsidiaries, including American Country Insurance Company ("Insurance Subsidiary").

NOTE C--INVENTORIES

  Inventories are summarized below (dollars in thousands):

                                                  March 31,      December 31,
                                                    1994             1993
                                                 ----------       ----------
    Raw materials and supplies                   $  53,457        $  53,105
    Work-in-process                                 12,619           10,956
    Finished goods                                  19,984           30,051
                                                 ----------       ----------
                                                 $  86,060        $  94,112
                                                 ==========       ==========

NOTE D--INCOME TAXES

  The Company's estimated effective tax rate differs from the statutory rate because of state income taxes as well as the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes. The values of assets and liabilities acquired in a transaction accounted for as a purchase are recorded at estimated fair values which result in an increase in the net asset value over the tax basis for such net assets.

<PAGE-8>
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                 INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                  (unaudited)


NOTE E--ACCOUNTING CHANGES

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with this statement, prior period financial statements have not been restated to reflect the change in accounting principle. The opening balance of shareholders' deficit was decreased by $1.4 million (net of $0.8 million in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost or lower of cost or market.

  Insurance company management evaluated the investment portfolio and, based on the Insurance Subsidiary's ability and intent, has classified securities between the held-to-maturity and available-for-sale categories. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' deficit.

  Following is a summary of held-to-maturity and available-for-sale securities as of March 31, 1994:

                                             Held-To-Maturity
                                 --------------------------------------------
                                               Gross       Gross     Estimated
                                            Unrealized  Unrealized     Fair
                                   Cost        Gains      Losses       Value
                                 --------    --------    --------    --------
  U.S. Treasury securities
    and obligations of U.S.
    Government corporations
    and agencies                 $  4,297   $    154    $     35     $  4,416
  Obligations of states
    and political sub-
    divisions                      11,338        144         178       11,304
  Mortgage-backed
    securities                      3,659         28          35        3,652
  Corporate and other debt
    securities                     25,178        592         381       25,389
                                 --------   --------    --------     --------
    Total held to maturity       $ 44,472   $    918    $    629     $ 44,761
                                 ========   ========    ========     ========

<PAGE-9>
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                 INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                  (unaudited)


NOTE E--ACCOUNTING CHANGES--Continued. . .

                                             Available-For-Sale
                                 --------------------------------------------
                                              Gross      Gross      Estimated
                                           Unrealized  Unrealized     Fair
                                   Cost      Gains       Losses       Value
                                 --------   --------    --------     --------
  Obligations of states
    and political sub-
    divisions                    $ 10,287   $     29    $    279     $ 10,037
  Corporate and other debt
    securities                     19,253      1,023         499       19,777
                                 --------   --------    --------     --------
    Total debt securities          29,540      1,052         778       29,814
  Equity securities                15,773        371       1,296       14,848
                                 --------   --------    --------     --------
    Total available for sale     $ 45,313   $  1,423    $  2,074     $ 44,662
                                 ========   ========    ========     ========

  The amortized cost and estimated market value of debt and marketable equity securities at March 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Held-To-Maturity
                                                   --------------------------
                                                                    Estimated
                                                                      Fair
                                                     Cost             Value
                                                   --------         ---------
  Due in one year or less                          $  5,448         $  5,508
  Due after one year through five years              24,904           25,178
  Due after five years through ten years              8,032            8,062
  Due after ten years                                 2,429            2,360
                                                   --------         --------
                                                     40,813           41,108
  Mortgage-backed securities                          3,659            3,653
                                                   --------         --------
                                                   $ 44,472         $ 44,761
                                                   ========         ========

<PAGE-10>
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                 INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                  (unaudited)


NOTE E--ACCOUNTING CHANGES--Continued. . .

                                                      Available-For-Sale
                                                   --------------------------
                                                                    Estimated
                                                                      Fair
                                                     Cost             Value
                                                   --------         ---------
  Due in one year or less                          $    550         $    577
  Due after one year through five years                 645              673
  Due after five years through ten years             15,381           15,432
  Due after ten years                                12,964           13,132
                                                   --------         --------
                                                     29,540           29,814
  Equity securities                                  15,773           14,848
                                                   --------         --------
                                                   $ 45,313         $ 44,662
                                                   ========         ========

  Effective January 1, 1994, the Company adopted the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The adoption of this SFAS did not affect net income. In accordance with this Statement, prior period financial statements have not been restated to reflect the change in accounting method.

  Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company recorded a charge of $29.7 million (net of taxes of $16.5 million), or $3.29 per share, during the quarter ended March 31, 1993 to reflect the cumulative effect of this change in accounting principle.

  Effective January 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company recorded a charge of $16.9 million, or $1.87 per share, during the quarter ended March 31, 1993, to reflect the cumulative effect of this change in accounting principle.

  During the quarter ended March 31, 1993, the Company adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts". Because of the type of insurance contracts the Company's Insurance Subsidiary provides, the adoption of this statement had no impact on earnings; however, it requires the disaggrega tion of various balance sheet accounts.

NOTE F--CONTINGENCIES

  On February 8, 1989, the Boeing Company ("Boeing") filed a lawsuit naming the Company, together with three prior subsidiaries of the Company, as defendants in Case No. CV89-119MA, United States District Court for the District of Oregon. In that lawsuit, Boeing sought damages and declaratory relief for past and future costs resulting from alleged groundwater contamination at a location in Gresham, Oregon, where the three prior subsidiaries of the Company formerly conducted business operations. On December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company will pay Boeing $12.5 million over the course of five years, $5 million of which has been committed by certain insurance

<PAGE-11>
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                 INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                  (unaudited)

NOTE F--CONTINGENCIES--Continued. . .


  companies in the form of cash or irrevocable letters of credit. In accordance with the settlement agreement, Boeing's claims against the Company and the three former subsidiaries have been dismissed with prejudice and Boeing has released and indemnified the Company with respect to certain claims.

  On March 4, 1992, Checker received notice that the Insurance Commissioner of the State of California, as Conservator and Rehabilitator of Executive Life Insurance Company of California ("ELIC"), a limited partner of the Partnership, had filed an Amendment to the Application for Order of Conservation filed in Superior Court of the State of California for the County of Los Angeles (the "Court"). The amendment seeks to add to the Order, dated April 11, 1991, Checker, the Partnership and Checker Holding Corp. III ("Holding III"), a limited partner of the Partnership. The amendment alleges that the action by Checker invoking provisions of the Partnership Agreement that alter ELIC's rights in the Partnership upon the occurrence of certain events is improper and constitutes an impermissible forfeiture of ELIC's interest in the Partnership and a breach of fiduciary duty to ELIC. The amendment seeks (a) a declaration of the rights of the parties in the Partnership and (b) damages in an unspecified amount. The Partnership believes that it has meritorious defenses to the claims of ELIC. On April 15, 1994, the Company and the Conservator entered into a letter agreement pursuant to which the Company agreed to purchase ELIC's interest in the Partnership for $37 million, subject to completion of the refinancing described under the caption, "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations." The letter agreement has been submitted to the Court for approval.

<PAGE-12>
                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


GENERAL

     From the time that present management assumed control of the Company in January 1989, it has been continually reassessing the Company's financial condition and prospects. During March 1990, Great Dane obtained a loan commitment of $80 million. A substantial portion of the loan proceeds was utilized to repurchase, in the open market, a portion of the Company's outstanding 12-3/4% Senior Debentures due 2001 (the "12-3/4% Debentures") and Subordinated Discount Debentures due January 1, 2006 (the 14-1/2% Debentures"). During September 1992, the Partnership entered into a Loan and Security agreement with a bank pursuant to which the bank provided a $30 million term loan. Approximately $18 million of the proceeds from the loan was used to repay certain indebtedness of a subsidiary of Checker, which debt had been guaranteed by the Partnership, and to pay certain costs associated with the financing and repayments.

     The Company was hampered in its efforts to achieve a refinancing of its debt in recent years, in part because of the Boeing litigation. That lawsuit has now been settled. The Company has also been engaged in litigation with the Conservator of ELIC, a limited partner in the Partnership, seeking, among other things, a declaratory judgment regarding ELIC's rights in the Partnership.

     With the settlement of the Boeing litigation and negotiations in progress to settle the ELIC litigation, the ability of the Company to achieve a successful refinancing has been enhanced. Accordingly, in February 1994, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with an overall refinancing of the Company's outstanding indebtedness. The proposed refinancing, as described in the registration statement, involves the Company entering into a credit facility consisting of a $50 million (adjusted from $60 million) term loan and a revolving credit facility which would provide up to $115 million, subject to the Company's ability to meet certain financial tests (the term loan and the revolving credit facility being known as the "New Credit Facility"). Additionally, the Company is proposing to offer $265 million (adjusted from $225 million) of new Senior Secured Notes (the "Senior Notes"). If the refinancing is successfully completed, the proceeds from the New Credit Facility would be utilized to redeem substantially all of the currently outstanding indebtedness of the Company's subsidiaries and the proceeds from the offering of the Senior Notes would be used to redeem parent company indebtedness and to redeem the Minority Interest held by ELIC in the Partnership, in each case together with any accrued interest and transaction fees and expenses. A successful completion of the refinancing, the terms of which are still subject to change, is expected to help the Company achieve increased liquidity from reduced principal debt amortization requirements, the removal of certain restrictions on the use of cash from the Company's subsidiaries and more flexible and efficient cash management at the holding company level.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Available cash and cash equivalents, cash flow generated from operations and proceeds from disposal of assets have provided sufficient liquidity and capital resources for the Company to conduct its operations.

<PAGE-13>
                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                 INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


     The Company's Great Dane Subsidiary's debt agreement with certain banks matures in March 1995. Accordingly, this debt is classified as a current liability at March 31, 1994. Refinancing is anticipated to be accomplished prior to maturity and, accordingly, it is not anticipated that working capital will be adversely affected.

     During the quarter ended March 31, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." While the adoption of this SFAS has a significant effect on the Company's financial position, it does not adversely affect liquidity and capital resources.

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

     During the fourth quarter of 1993, the Company entered into a settlement of the Boeing litigation. It is anticipated that the settlement ($12.5 million over five years) will be paid by the Company through recoveries from insurance carriers, the sale of assets of certain of the subsidiaries, cash currently on hand and cash flow generated from operations.

     General Motors Corporation ("GM"), a major customer of the Company's automotive products segment, is resorting to many measures, including obtaining significant price reductions from its suppliers, in an effort to reduce its operating costs. Management of the Company's automotive products segment is currently engaged in discussions with GM concerning future pricing of parts presently being manufactured. Automotive products segment management believes that it has adequately provided in its near-term financial plans for any price reductions which may result from its current discussions with GM. However, price reductions in excess of those anticipated could have a material adverse effect on the automotive products operations.

RESULTS OF OPERATIONS

                       Three Months Ended March 31, 1994,
                 Compared to Three Months Ended March 31, 1993
               -------------------------------------------------

     Revenues increased $66.7 million during the three months ended March 31, 1994, as compared to the same period of 1993. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($61.4 million), primarily associated with a higher volume of sales of containers and chassis and trailers. Automotive Products revenues increased $3.6 million during the three months ended March 31, 1994, as compared to the same period in 1993. General increases in volume to accommodate automotive customers' demands were the principal reason for the revenue increases.

<PAGE-14>
                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                 INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


     The Company's operating profit (gross profit less selling, general and administrative expenses) increased $10.1 million in the 1994 period compared to the 1993 period. This increase is attributed to an increase of Trailer Manufacturing operating profits ($9.2 million) which is principally due to higher sales and improved margins and an increase of Automotive Products operating profits ($0.9 million) principally due to higher sales.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes and the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

<PAGE-15>
                                    PART II
                               OTHER INFORMATION
                 INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


Item 1:  Legal Proceedings

         The following events have occurred in connection with the Executive Life Litigation, reported under the caption, "Item 3. Legal Proceedings," in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993:

               On April 15, 1994, the Company and the Conservator entered into a letter agreement pursuant to which the Company agreed to purchase ELIC's interest in the Partnership for $37 million, subject to completion of the refinancing described under the caption, "Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations." The letter agreement has been submitted to the Court for approval.

Item 6:  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               --------

               10.1 Eleventh Amendment, dated as of March 11, 1994, to the Loan and Security Agreement dated as of March 21, 1990, by and among Great Dane Trailers, Inc., Great Dane Trailers Los Angeles, Inc., Great Dane Trailers Nebraska, Inc., and Great Dane Trailers Tennessee, Inc., and certain lending institu-tions and Security Pacific Business Credit Inc., as Agent.

         (b)   Reports on Form 8-K
               -------------------

               None

<PAGE-16>
                 INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTERNATIONAL CONTROLS CORP.
                                        ----------------------------------------
                                                 (Registrant)


                                              /s/ Marlan R. Smith
                                        ----------------------------------------
                                                Marlan R. Smith
                                                   Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)


Date:  May 2, 1994