Form 10-Q
period 1994-06-30
INTERNATIONAL CONTROLS CORP
filed 1994-08-15
CIK 51200

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended          JUNE 30, 1994
                     -------------------------------

                                       OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number         1-5599
                       ----------------------


                          INTERNATIONAL CONTROLS CORP.
- - -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                           54-0698116
- - -----------------------------------------------------------------------------
(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                            Identification No.)


2016 North Pitcher Street, Kalamazoo, Michigan                   49007
- - -----------------------------------------------------------------------------
   (Address of principal executive office)                    (Zip Code)


Registrant's telephone number, including area code:       (616) 343-6121
                                                     ------------------------

- - -----------------------------------------------------------------------------


Indicate by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X      No
                   -----       -----

There were 9,036,700 shares of Registrant's only class of common stock out-standing as of August 12, 1994.

<PAGE-1>

INDEX

                  INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES



                                                                  Page Number
                                                                  -----------

PART I  FINANCIAL INFORMATION

  Item 1   Consolidated Financial Statements (Unaudited):

     Consolidated Balance Sheets at June 30, 1994
     and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . .2-3

     Consolidated Statements of Operations for
     the Three Months Ended June 30, 1994 and
     June 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .4

     Consolidated Statements of Operations for
     the Six Months Ended June 30, 1994 and
     June 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . .5

     Consolidated Statements of Cash Flows for
     the Six Months Ended June 30, 1994 and
     June 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .6-7

     Notes to Consolidated Financial Statements. . . . . . . . . . . 8-10

  Item 2   Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . .11-13


PART II OTHER INFORMATION

  Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 14

  Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 14


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

<PAGE-2>

Balance-Sheets
                           CONSOLIDATED BALANCE SHEETS
                  INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)

                                                  June 30,
                                                    1994         December 31,
                                                 (unaudited)         1993
                                                -------------    ------------
ASSETS
  Cash and cash equivalents                       $  41,696        $  40,078
  Accounts receivable, less allowance for
    doubtful accounts of $1,050 (1993--$748)         90,321           75,701
  Inventories                                        84,926           94,112
  Other current assets                               12,150           11,823
                                                  ----------       ----------
      Total current assets                          229,093          221,714

  Property, plant and equipment, net                121,815          122,355
  Insurance Subsidiary's investments                 89,218           90,838
  Insurance Subsidiary's reinsurance
    receivable                                        7,623           11,378
  Cost in excess of net assets acquired,
    net of accumulated amortization of $6,877
    (1993--$6,252)                                   43,118           43,743
  Trademark, net of accumulated amortization
    of $1,925 (1993--$1,750)                         11,521           11,696
  Other assets                                       14,644           15,612






















                                                  ----------       ----------
Total Assets                                       $517,032        $ 517,336
                                                  ==========       ==========

<PAGE-3>

Balance-Sheets--Continued
                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                  INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)

                                                  June 30,
                                                    1994         December 31,
                                                 (unaudited)         1993
                                                ------------     ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                                  $78,407        $  77,876
  Notes payable                                       5,000            5,000
  Income taxes payable                                9,917            7,726
  Accrued compensation                               18,369           15,838
  Accrued interest                                   12,476           11,746
  Other accrued liabilities                          40,447           38,071
  Current portion of long-term debt                  29,309           14,321
                                                  ----------       ----------
      Total current liabilities                     193,925          170,578
  Long-term debt, excluding current portion:
    Shareholders                                     30,000           30,000
    Other                                           208,099          246,952
                                                  ----------       ----------
                                                    238,099          276,952
  Insurance Subsidiary's unpaid losses and
    loss adjustment expenses                         67,849           71,179
  Unearned insurance premiums                        15,015            9,547
  Deferred income taxes                               9,241            9,803
  Postretirement benefits other than pensions        50,512           49,609
  Other noncurrent liabilities                       38,772           39,053
  Minority interest                                  39,863           40,132
                                                  ----------       ----------
      Total liabilities                             653,276          666,853
  Shareholders' deficit:
    Common stock, par value $0.01:
      Authorized 15,000,000 shares
      Outstanding 9,036,700 shares                       90               90
    Additional paid-in capital                       14,910           14,910
    Retained-earnings deficit                       (21,440)         (36,217)
    Unrealized appreciation (depreciation) on
      Insurance Subsidiary's investments in
      certain debt and equity securities--
      Note E                                         (1,431)              73
    Notes receivable from shareholders                 (625)            (625)
    Amount paid in excess of Checker's
      net assets                                   (127,748)        (127,748)
                                                  ----------       ----------
  Total shareholders' deficit                      (136,244)        (149,517)
                                                  ----------       ----------
Total Liabilities and
  Shareholders' Deficit                           $ 517,032        $ 517,336
                                                  ==========       ==========

See notes to consolidated financial statements.

<PAGE-4>

Statements of Operations--3 Months
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                 Three Months Ended June 30,
                                                   1994              1993
                                                ----------        ----------
Revenues                                        $ 277,622         $ 225,407
Cost of revenues                                 (232,653)         (191,599)
                                                ----------        ----------
Gross profit                                       44,969            33,808

Selling, general and administrative expense       (21,263)          (20,326)
Interest expense                                  (10,149)          (10,540)
Interest income                                     1,741             1,859
Other income (expense), net                           162              (677)
Special charge--Note F                                ---            (7,500)
                                                ----------        ----------
Income (loss) before minority equity
  and income taxes                                 15,460            (3,376)
Minority equity                                      (203)              ---
                                                ----------        ----------
Income (loss) before income taxes                  15,257            (3,376)
Income tax benefit (expense)                       (6,866)            4,726
                                                ----------        ----------

Net income                                      $   8,391         $   1,350
                                                ==========        ==========

Weighted average number of shares used in
  per share computations                            9,037             9,037
                                                ==========        ==========

Net income per share                            $    0.93         $    0.15
                                                ==========        ==========


See notes to consolidated financial statements.

<PAGE-5>

Statements of Operations--6 Months
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                  Six Months Ended June 30,
                                                   1994              1993
                                                ----------        ----------
Revenues                                        $ 549,302         $ 430,340
Cost of revenues                                 (463,488)         (367,230)
                                                ----------        ----------

Gross profit                                       85,814            63,110

Selling, general and administrative expense       (42,717)          (40,312)
Interest expense                                  (20,193)          (21,005)
Interest income                                     3,401             3,877
Other income, net                                     766               314
Special charge--Note F                                ---            (7,500)
                                                ----------        ----------
Income (loss) before minority equity,
  income taxes and accounting change               27,071            (1,516)
Minority equity                                      (203)              ---
                                                ----------        ----------
Income (loss) before income taxes
  and accounting changes                           26,868            (1,516)
Income tax benefit (expense)                      (12,091)            2,122
                                                ----------        ----------
Income before accounting changes                   14,777               606
Accounting changes, net of income taxes               ---           (46,626)
                                                ----------        ----------
Net income (loss)                               $  14,777         $ (46,020)
                                                ==========        ==========

Weighted average number of shares used in
    per share computations                          9,037             9,037
                                                ==========        ==========

Income (loss) per share:
  Before accounting changes                     $    1.64         $    0.07
  Accounting changes                                  ---             (5.16)
                                                ----------        ----------
  Net income (loss) per share                   $    1.64         $   (5.09)
                                                ==========        ==========


See notes to consolidated financial statements.

<PAGE-6>

Statements of Cash Flows
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                 (in thousands)
                                   (unaudited)


                                                  Six Months Ended June 30,
                                                   1994              1993
                                                ----------        ----------
Cash flows from operating activities:
  Net income (loss)                             $  14,777         $ (46,020)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Accounting changes                              ---            46,626
      Depreciation and amortization                11,319            11,419
      Deferred income tax benefit                  (1,343)           (5,007)
      Amortization of cost in excess of
        net assets acquired                           625               625
      Amortization of debt discount                   768               660
      Net (gain) loss on sale of property,
        plant and equipment                          (405)               32
      Investment gains                               (275)             (269)
      Other noncash charges                         4,737             3,250
      Changes in operating assets and
        liabilities:
          Accounts receivable                     (15,006)          (16,947)
          Finance lease receivables                 1,359             2,354
          Inventories                               9,186           (10,825)
          Insurance Subsidiary's reinsurance
            receivable                              3,755             8,591
          Other assets                               (623)           (1,573)
          Accounts payable                            531             6,826
          Income taxes                              3,291            (3,603)
          Unpaid losses and loss adjustment
            expenses                               (3,330)           (7,411)
          Unearned insurance premiums               5,468               447
          Postretirement benefits other
            than pensions                             903               ---
          Other liabilities                           979            18,442
                                                ----------        ----------
Net cash flow provided by operating
  activities                                       36,716             7,617


<PAGE-7>

Statements of Cash Flows--Continued
                CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                  INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                 (in thousands)
                                   (unaudited)


                                                  Six Months Ended June 30,
                                                   1994              1993
                                                ----------        ----------
Cash flows from investing activities:
  Purchases of property, plant and equipment    $ (11,573)       $  (11,901)
  Proceeds from disposal of property, plant
    and equipment and other productive assets       1,199             2,098
  Purchase of investments available for sale       (5,032)              ---
  Purchases of investments held to maturity       (66,395)          (24,035)
  Proceeds from sale of investments available
    for sale                                        1,983               ---
  Proceeds from maturity or redemption of
    investments held to maturity                   69,682            28,701
  Other                                               143               121
                                                ----------        ----------
Net cash flow used in investing activities         (9,993)           (5,016)

Cash flows from financing activities:
  Proceeds from borrowings                            ---             6,922
  Repayments of borrowings                        (24,633)           (9,052)
  Return of limited partner's capital                (472)             (439)
                                                ----------        ----------
Net cash flow used in financing activities        (25,105)           (2,569)
                                                ----------        ----------
Increase in cash and cash equivalents               1,618                32

Beginning cash and cash equivalents                40,078            42,199
                                                ----------        ----------
Ending cash and cash equivalents                $  41,696         $  42,231
                                                ==========        ==========


See notes to consolidated financial statements.

<PAGE-8>
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES
                                  JUNE 30, 1994
                                   (unaudited)


NOTE A--BASIS OF PRESENTATION

  The accompanying consolidated financial statements of International Controls Corp. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In Management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


NOTE B--PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of International Controls Corp. and its subsidiaries, including a wholly-owned trailer leasing company, Checker Motors Co., L.P. ("Partnership") and the Partnership's wholly-owned subsidiaries, including American Country Insurance Company ("Insurance Subsidiary").

NOTE C--INVENTORIES

  Inventories are summarized below (dollars in thousands):

  Inventories

                                           June 30,       December 31,
                                             1994             1993
                                        --------------   --------------
  Raw materials and supplies              $  50,894        $  53,105
  Work-in-process                            15,773           10,956
  Finished goods                             18,259           30,051
                                          ----------       ----------
                                          $  84,926        $  94,112
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


NOTE D--INCOME TAXES--Continued. . .

  taxable or deductible for income tax purposes. The values of assets and liabilities acquired in a transaction accounted for as a purchase are recorded at estimated fair values which result in an increase in the net asset value over the tax basis for such net assets.

NOTE E--ACCOUNTING CHANGES

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with this statement, prior period financial statements have not been restated to reflect the change in accounting principle. The opening balance of total shareholders' deficit was decreased by $1.4 million (net of $0.8 million in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost or lower of cost or market.

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


NOTE F--CONTINGENCIES--Continued. . .

  Company formerly conducted business operations. On December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company will pay Boeing $12.5 million over the course of five years, at least $5 million of which has been provided by certain insurance companies in the form of cash or irrevocable letters of credit. In accordance with the settlement agreement, Boeing's claims against the Company and the three former subsidiaries have been dismissed with prejudice and Boeing has released and indemnified the Company with respect to certain claims. The Company recorded a $7.5 million pre-tax special charge during the quarter ended June 30, 1993.

  On March 4, 1992, Checker received notice that the Insurance Commissioner of the State of California, as Conservator and Rehabilitator of Executive Life Insurance Company of California ("ELIC"), a limited partner of the Partnership, had filed an Amendment to the Application for Order of Conservation filed in Superior Court of the State of California for the County of Los Angeles (the "Court"). The amendment seeks to add to the Order, dated April 11, 1991, Checker, the Partnership and Checker Holding Corp. III ("Holding III"), a limited partner of the Partnership. The amendment alleges that the action by Checker invoking provisions of the Partnership Agreement that alter ELIC's rights in the Partnership upon the occurrence of certain events is improper and constitutes an impermissible forfeiture of ELIC's interest in the Partnership and a breach of fiduciary duty to ELIC. The amendment seeks (a) a declaration of the rights of the parties in the Partnership and (b) damages in an unspecified amount. The Partnership believes that it has meritorious defenses to the claims of ELIC. On April 15, 1994, the Company and the Conservator entered into a letter agreement pursuant to which the Company agreed to purchase ELIC's interest in the Partnership for $37 million. The letter agreement has been approved by the Court.

<PAGE-11>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Available cash and cash equivalents, cash flow generated from operations and proceeds from disposal of assets have provided sufficient liquidity and capital resources for the Company to conduct its operations during the first six months of 1994.

     From the time that present management assumed control of the Company in January 1989, it has been continually reassessing the Company's financial condition and prospects. The Company was hampered in its efforts to achieve a refinancing of its debt in recent years, in part because of the Boeing litigation. That lawsuit has now been settled. The Company has also been engaged in litigation with the Conservator of ELIC, a limited partner in the Partnership. A settlement agreement has been entered into with ELIC.

     With the settlement of the Boeing litigation and a signed agreement to settle the ELIC litigation, the ability of the Company to achieve a successful refinancing was enhanced. Accordingly, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with an overall refinancing of the Company's outstanding indebtedness. On August 10, 1994, the Company announced that, due to market conditions, it is postponing the proposed refinancing and will not complete the transaction on the terms described in its registration statement. The Company determined that alternate terms offered in the marketplace were unacceptable and intends to withdraw its registration statement.

     Certain costs were incurred in connection with the refinancing efforts which would have been capitalized and amortized over the life of the new loans. Because this refinancing was not completed, those costs, which totaled approximately $5 million (pre-tax), will be charged to income in the quarter ending September 30, 1994.

     The Company is a holding company and is, therefore, dependent on cash flow from its subsidiaries in order to meet its obligations. The Company's operating subsidiaries are required, pursuant to financing agreements with third parties, to meet certain covenants, which may have the effect of limiting cash available to the Company. The operating subsidiaries' plans indicate that sufficient funds are anticipated to be available to the Company to meet its short-term obligations.

     The Company's Great Dane Subsidiary's debt agreement with certain banks matures in March 1995. Accordingly, this debt is classified as a current liability at June 30, 1994. Refinancing is anticipated to be accomplished prior to maturity, and, accordingly, it is not anticipated that working capital will be adversely affected.

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

     General Motors Corporation ("GM"), a major customer of the Company's automotive products segment, is resorting to many measures, including obtaining significant price reductions from its suppliers, in an effort to reduce its operating costs. Automotive products segment management believes that it has adequately provided in its financial plans for any price reductions which may result from its current discussions with GM. However, price reductions in excess of those anticipated could have a material adverse effect on the automotive products operations.

RESULTS OF OPERATIONS

                        Three Months Ended June 30, 1994,
                  Compared to Three Months Ended June 30, 1993
                -------------------------------------------------

     Revenues increased $52.2 million during the three months ended June 30, 1994, as compared to the same period of 1993. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($42.5 million), primarily associated with a higher volume of sales of trailers. Automotive Products revenues increased $7.5 million during the three months ended June 30, 1994, as compared to the same period in 1993. General increases in volume to accommodate automotive customers' demands were the principal reasons for the revenue increases.

     The Company's operating profit (gross profit less selling, general and administrative expenses) increased $10.2 million in the 1994 period compared to the 1993 period. This increase is attributed to an increase of Trailer Manufacturing operating profits ($7.6 million) which is principally due to higher sales and improved margins and an increase of Automotive Products operating profits ($1.2 million) principally due to higher sales.

     During the quarter ended June 30, 1993, the Company recorded a $7.5 million pre-tax special charge relating to the Boeing litigation. No similar charge was incurred in the 1994 period.

<PAGE-13>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                  INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


     During the quarter ended June 30, 1994, a $0.2 million charge was recorded to reflect minority equity in South Charleston Stamping & Manufacturing Company ("SCSM"), a subsidiary of Checker Motors Corporation. No minority equity in SCSM was previously recorded because of SCSM's equity deficiency.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes and the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

                         Six Months Ended June 30, 1994
                   Compared to Six Months Ended June 30, 1993
                   ------------------------------------------

     Revenues increased $119 million during the six months ended June 30, 1994, as compared to the same period of 1993. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($104 million), primarily associated with a higher volume of trailer sales and a higher volume of sales of containers and chassis which were introduced in late 1992. Automotive Products revenues increased $11.1 million during the six months ended June 30, 1994, as compared to the same period in 1993. General increases in volumes to accommodate automotive customers' demands were the principal reason for the revenue increases.

     The Company's operating profit increased $20.3 million in the 1994 period compared to the 1993 period. This increase is attributed to an increase of Trailer Manufacturing operating profits ($16.7 million) which is principally due to improved margins and higher volume of sales and an increase of Automotive Products operating profits ($2.2 million), which was principally due to higher volumes of sales.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes as well as the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

<PAGE-14>
                                     PART II
                                OTHER INFORMATION
                  INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


Item 1:  Legal Proceedings

  The following events have occurred in connection with the Executive Life Litigation, reported under the caption, "Item 3. Legal Proceedings," in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and the caption, "Item 1. Legal Proceedings" in the Registrant's Report on Form 10-Q for the quarter ended March 31, 1994.

  On May 26, 1994, the Court approved the settlement.

Item 6:  Exhibits and Reports on Form 8-K

  (a)  Exhibits
       --------

  10.1 Settlement Agreement dated as of June 21, 1994, among John Garamendi, the Base Assets Trust, Checker Motors Co., L.P., Checker Motors Corporation, Checker Holding Corp. III, and International Controls Corp.

  10.2 Amendment dated April 6, 1994, to the Employment Agreement, effective July 1, 1992, between International Controls Corp. and Jay H. Harris.

  10.3 Twelfth Amendment, dated as of June 7, 1994, to the Loan and Security Agreement dated as of March 21, 1990, by and among Great Dane, Great Dane Trailers Nebraska, Inc., Great Dane Trailers Tennessee, Inc., Great Dane Los Angeles, Inc., certain lending institutions and Security Pacific Business Credit, Inc., as Agent.

  (b)  Reports on Form 8-K
      -------------------

       None

<PAGE-15>
                  INTERNATIONAL CONTROLS CORP. AND SUBSIDIARIES


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INTERNATIONAL CONTROLS CORP.
                                    ------------------------------
                                             (Registrant)



                                         /s/  Marlan R. Smith
                               ----------------------------------------
                                            Marlan R. Smith
                                               Treasurer
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)


Date:  August 12, 1994