Form 10-Q
period 1994-09-30
GREAT DANE HOLDINGS INC
filed 1994-11-14
CIK 51200

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended          SEPTEMBER 30, 1994
                     ------------------------------------

                                       OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number         1-5599
                       ----------------------


                            GREAT DANE HOLDINGS INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           54-0698116
- -----------------------------------------------------------------------------
(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                            Identification No.)


2016 North Pitcher Street, Kalamazoo, Michigan                   49007
- -----------------------------------------------------------------------------
   (Address of principal executive office)                    (Zip Code)


Registrant's telephone number, including area code:       (616) 343-6121
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

There were 1,000 shares of Registrant's only class of common stock outstanding as of November 9, 1994.

<PAGE-1>
                                      INDEX

                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES



                                                                   Page Number
                                                                   -----------

PART I      FINANCIAL INFORMATION

    Item 1  Consolidated Financial Statements (Unaudited):

            Consolidated Balance Sheets at December 31, 1993
            and September 30, 1994 . . . . . . . . . . . . . . . . . . . .2-3

            Consolidated Statements of Operations for
            the Three Months Ended September 30, 1993
            and September 30, 1994 . . . . . . . . . . . . . . . . . . . . .4

            Consolidated Statements of Operations for
            the Nine Months Ended September 30, 1993
            and September 30, 1994 . . . . . . . . . . . . . . . . . . . . .5

            Consolidated Statements of Cash Flows for
            the Nine Months Ended September 30, 1993
            and September 30, 1994 . . . . . . . . . . . . . . . . . . . .6-7

            Notes to Consolidated Financial Statements . . . . . . . . . 8-10

    Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . .11-14


PART II     OTHER INFORMATION

    Item 4  Submission of Matters to a Vote of Security-Holders. . . . . . 15

    Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 15


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

<PAGE-2>

Balance-Sheets
                           CONSOLIDATED BALANCE SHEETS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                               December 31,     September 30,
                                                   1993             1994
                                              -------------      -----------
ASSETS
  Cash and cash equivalents                      $  40,078        $  33,771
  Accounts receivable, less allowance for
    doubtful accounts of $748 (1993) and
    $1,328 (1994)                                   75,701          100,180
  Inventories                                       94,112          100,669
  Other current assets                              11,823           12,240
                                                 ----------       ----------
      Total current assets                         221,714          246,860

  Property, plant and equipment, net               122,355          118,274
  Insurance Subsidiary's investments                90,838           89,302
  Insurance Subsidiary's reinsurance
    receivable                                      11,378            8,202
  Cost in excess of net assets acquired,
    net of accumulated amortization of $6,252
    (1993) and $7,189 (1994)                        43,743           42,806
  Trademark, net of accumulated amortization
    of $1,750 (1993) and $2,013 (1994)              11,696           11,433
  Other assets                                      15,612           14,243




















                                                 ----------       ----------
Total Assets                                     $ 517,336        $ 531,120
                                                 ==========       ==========

<PAGE-3>

Balance-Sheets--Continued
                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                               December 31,     September 30,
                                                   1993             1994
                                               ------------     -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                               $  77,876        $  83,708
  Notes payable                                      5,000            5,000
  Income taxes payable                               7,726            9,686
  Accrued compensation                              15,838           19,480
  Accrued interest                                  11,746            6,224
  Other accrued liabilities                         38,071           45,977
  Current portion of long-term debt                 14,321           40,612
                                                 ----------       ----------
      Total current liabilities                    170,578          210,687
  Long-term debt, excluding current portion:
    Shareholders                                    30,000           30,000
    Other                                          246,952          206,118
                                                 ----------       ----------
                                                   276,952          236,118
  Insurance Subsidiary's unpaid losses and
    loss adjustment expenses                        71,179           69,677
  Unearned insurance premiums                        9,547           13,796
  Deferred income taxes                              9,803            2,796
  Postretirement benefits other than pensions       49,609           50,703
  Other noncurrent liabilities                      39,053           41,588
  Minority interest                                 40,132           39,839
                                                 ----------       ----------
      Total liabilities                            666,853          665,204
  Shareholders' deficit--Note A:
    Common stock, par value $1.00:
      Authorized 3,000 shares
      Outstanding 1,000 shares                           1                1
    Additional paid-in capital                      14,999           14,999
    Retained-earnings deficit                      (36,217)         (19,130)
    Unrealized appreciation (depreciation) on
      Insurance Subsidiary's investments in
      certain debt and equity securities--
      Note F                                            73           (1,581)
    Notes receivable from shareholders                (625)            (625)
    Amount paid in excess of Checker's
      net assets                                  (127,748)        (127,748)
                                                 ----------       ----------
  Total shareholders' deficit                     (149,517)        (134,084)
                                                 ----------       ----------
Total Liabilities and
  Shareholders' Deficit                          $ 517,336        $ 531,120
                                                 ==========       ==========

See notes to consolidated financial statements.

<PAGE-4>

Statements of Operations--3 Months
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                            Three Months Ended September 30,
                                                1993                1994
                                             ----------          ----------
Revenues                                     $ 230,655           $ 256,679
Cost of revenues                              (199,529)           (217,184)
                                             ----------          ----------
Gross profit                                    31,126              39,495

Selling, general and administrative expense    (20,826)            (26,683)
Interest expense                               (10,395)            (10,221)
Interest income                                  1,775               1,813
Other income (expense), net                       (340)                 13
                                             ----------          ----------
Income before minority equity and
  income taxes                                   1,340               4,417
Minority equity                                    ---                (217)
                                             ----------          ----------
Income before income taxes                       1,340               4,200
Income tax expense                              (1,876)             (1,890)
                                             ----------          ----------

Net income (loss)                            $    (536)          $   2,310
                                             ==========          ==========

Weighted average number of shares used in
  per share computations--Note A                 1,000               1,000
                                             ==========          ==========

Net income (loss) per share--Note A          $    (536)          $   2,310
                                             ==========          ==========


See notes to consolidated financial statements.

<PAGE-5>

Statements of Operations--9 Months
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                             Nine Months Ended September 30,
                                                1993                1994
                                             ----------          ----------
Revenues                                     $ 660,995           $ 805,981
Cost of revenues                              (566,759)           (680,672)
                                             ----------          ----------

Gross profit                                    94,236             125,309

Selling, general and administrative expense    (61,138)            (69,400)
Interest expense                               (31,400)            (30,414)
Interest income                                  5,652               5,214
Other income (expense), net                        (26)                779
Special charge--Note G                          (7,500)                ---
                                             ----------          ----------
Income (loss) before minority equity,
  income taxes and accounting changes             (176)             31,488
Minority equity                                    ---                (420)
                                             ----------          ----------
Income (loss) before income taxes
  and accounting changes                          (176)             31,068
Income tax benefit (expense)                       246             (13,981)
                                             ----------          ----------
Income before accounting changes                    70              17,087
Accounting changes, net of income taxes        (46,626)                ---
                                             ----------          ----------
Net income (loss)                            $ (46,556)          $  17,087
                                             ==========          ==========

Weighted average number of shares used in
    per share computations--Note A               1,000               1,000
                                             ==========          ==========

Income (loss) per share--Note A:
  Before accounting changes                  $      70           $  17,087
  Accounting changes                           (46,626)                ---
                                             ----------          ----------
  Net income (loss) per share                $ (46,556)          $  17,087
                                             ==========          ==========


See notes to consolidated financial statements.

<PAGE-6>

Statements of Cash Flows
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (unaudited)


                                              Nine Months Ended September 30,
                                                  1993              1994
                                               ----------        ----------
Cash flows from operating activities:
  Net income (loss)                            $ (46,556)        $  17,087
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Accounting changes                          46,626               ---
      Depreciation and amortization               17,192            16,962
      Deferred income tax benefit                 (8,717)           (6,381)
      Amortization of cost in excess of
        net assets acquired                          937               937
      Amortization of debt discount                1,010             1,175
      Net (gain) loss on sale of property,
        plant and equipment                           82              (483)
      Investment gains                              (317)             (265)
      Other noncash charges                        5,491             7,606
      Changes in operating assets and
        liabilities:
          Accounts receivable                    (21,203)          (25,124)
          Finance lease receivables                3,482             1,484
          Inventories                            (10,574)           (6,557)
          Insurance Subsidiary's reinsurance
            receivable                             7,117             3,176
          Other assets                              (653)           (2,096)
          Accounts payable                         9,882             5,832
          Income taxes                              (846)            3,060
          Unpaid losses and loss adjustment
            expenses                              (5,387)           (1,502)
          Unearned insurance premiums               (289)            4,249
          Postretirement benefits other
            than pensions                            ---             1,094
          Other liabilities                        9,918             2,012
                                               ----------        ----------
Net cash flow provided by operating
  activities                                       7,195            22,266


<PAGE-7>

Statements of Cash Flows--Continued
                CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (unaudited)


                                              Nine Months Ended September 30,
                                                  1993              1994
                                               ----------        ----------
Cash flows from investing activities:
  Purchases of property, plant and equipment   $ (16,862)        $ (13,891)
  Proceeds from disposal of property, plant
    and equipment and other productive assets      2,434             1,493
  Purchase of investments available for sale         ---            (7,420)
  Purchases of investments held to maturity      (44,820)          (90,176)
  Proceeds from sale of investments available
    for sale                                         ---             2,383
  Proceeds from maturity or redemption of
    investments held to maturity                  48,614            95,060
  Other                                              121               409
                                               ----------        ----------
Net cash flow used in investing activities       (10,513)          (12,142)

Cash flows from financing activities:
  Proceeds from borrowings                         6,963               ---
  Repayments of borrowings                       (13,335)          (15,718)
  Return of limited partner's capital               (665)             (713)
                                               ----------        ----------
Net cash flow used in financing activities        (7,037)          (16,431)
                                               ----------        ----------
Decrease in cash and cash equivalents            (10,355)           (6,307)

Beginning cash and cash equivalents               42,199            40,078
                                               ----------        ----------
Ending cash and cash equivalents               $  31,844         $  33,771
                                               ==========        ==========


See notes to consolidated financial statements.

<PAGE-8>
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1994
                                   (unaudited)


NOTE A--SUBSEQUENT EVENT

   On October 19, 1994, International Controls Corp. ("ICC") changed its name and its jurisdiction of incorporation through a merger into its wholly-owned subsidiary, Great Dane Holdings Inc. ("the Company"), a Delaware corporation. Each of the outstanding shares of common stock of ICC was converted into the pro rata portion of 1,000 shares of common stock, $1.00 par value per share, of the Company. As a result of the above, the Company has 3,000 shares of $1 par value common stock authorized and 1,000 shares issued and outstanding. All share and per share data and affected amounts have been adjusted to reflect these changes as though they had occurred at the beginning of the earliest period presented.

NOTE B--BASIS OF PRESENTATION

   The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In Management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

NOTE C--PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Great Dane Holdings Inc. and its subsidiaries, including Checker Motors Co., L.P. (the "Partnership") and the Partnership's wholly-owned subsidiaries, including American Country Insurance Company ("Insurance Subsidiary" or "Country").

NOTE D--INVENTORIES

   Inventories are summarized below (dollars in thousands):

                                         December 31,     September 30,
                                             1993             1994
                                        --------------   --------------
   Raw materials and supplies             $  53,105        $  60,898
   Work-in-process                           10,956           20,779
   Finished goods                            30,051           18,992
                                          ----------       ----------
                                          $  94,112        $ 100,669
                                          ==========       ==========

<PAGE-9>
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                   (unaudited)



NOTE E--INCOME TAXES

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

NOTE F--ACCOUNTING CHANGES

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

   Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company recorded a charge of $29.7 million (net of taxes of $16.5 million), or $29,761 per share, during the quarter ended March 31, 1993 to reflect the cumulative effect of this change in accounting principle.

   Effective January 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company recorded a charge of $16.9 million, or $16,863 per share, during the quarter ended March 31, 1993, to reflect the cumulative effect of this change in accounting principle.

   Effective January 1, 1993, the Company adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts". Because of the type of insurance contracts the Company's Insurance Subsidiary provides, the adoption of this statement had no impact on earnings; however, it requires the disaggregation of various balance sheet accounts.

<PAGE-10>
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                   (unaudited)


NOTE G--CONTINGENCIES

   On February 8, 1989, the Boeing Company ("Boeing") filed a lawsuit naming the Company, together with three prior subsidiaries of the Company, as defendants in Case No. CV89-119MA, United States District Court for the District of Oregon. In that lawsuit, Boeing sought damages and declaratory relief for past and future costs resulting from alleged groundwater contamination at a location in Gresham, Oregon, where the three prior subsidiaries of the Company formerly conducted business operations. On December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company will pay Boeing $12.5 million over the course of five years, at least $5 million of which has been committed by certain insurance companies in the form of cash or irrevocable letters of credit.
   In accordance with the settlement agreement, Boeing's claims against the Company and the three former subsidiaries have been dismissed with prejudice and Boeing has released and indemnified the Company with respect to certain claims. The Company recorded a $7.5 million pre-tax special charge in connection with this matter.

   On March 4, 1992, Checker received notice that the Insurance Commissioner of the State of California, as Conservator and Rehabilitator of Executive Life Insurance Company of California ("ELIC"), a limited partner of the Partnership, had filed an Amendment to the Application for Order of Conservation filed in Superior Court of the State of California for the County of Los Angeles (the "Court"). The amendment seeks to add to the Order, dated April 11, 1991, Checker, the Partnership and Checker Holding Corp. III ("Holding III"), a limited partner of the Partnership. The amendment alleges that the action by Checker invoking provisions of the Partnership Agreement that alter ELIC's rights in the Partnership upon the occurrence of certain events is improper and constitutes an impermissible forfeiture of ELIC's interest in the Partnership and a breach of fiduciary duty to ELIC. The amendment seeks (a) a declaration of the rights of the parties in the Partnership and (b) damages in an unspecified amount. The Partnership believes that it has meritorious defenses to the claims of ELIC. On April 15, 1994, the Company and the Conservator entered into a letter agreement pursuant to which the Company agreed to purchase ELIC's interest in the Partnership for $37 million. The letter agreement has been approved by the Court. If the purchase has not been consummated prior to January 21, 1995, ELIC will be readmitted as a partner. If ELIC was readmitted as a partner, minority interest would have been approximately $3.0 million higher as of September 30, 1994, as a result of a corresponding charge to minority equity in the income statement.

<PAGE-11>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Available cash and cash equivalents, cash flow generated from operations ($7.2 million and $22.3 million for the nine months ended September 30, 1993 and 1994, respectively), proceeds from borrowings and proceeds from disposal of assets have provided sufficient liquidity and capital resources for the Company to conduct its operations during the first nine months of 1993 and 1994.

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

     With the settlement of the Boeing litigation and a signed agreement to settle the ELIC litigation, the ability of the Company to achieve a successful refinancing was enhanced. Accordingly, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with an overall refinancing of the Company's outstanding indebtedness. On August 10, 1994, the Company announced that, due to market conditions, it postponed the proposed refinancing and would not complete the transaction on the terms described in its registration statement.

     Certain costs were incurred in connection with the refinancing efforts which would have been capitalized and amortized over the life of the new loans. Because this refinancing was not completed, those costs, which totaled approximately $3.5 million (pre-tax), have been charged to income in the quarter ended September 30, 1994.

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

     The Company's Great Dane Subsidiary's debt agreement with certain banks matures in March 1995. Accordingly, this debt is classified as a current liability at September 30, 1994. Refinancing is anticipated to be accomplished prior to maturity, and, accordingly, it is not anticipated that working capital will be adversely affected.

     Effective January 1, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with this statement, prior period financial statements have not been restated to reflect the change in accounting principle. The opening balance of shareholders' deficit was decreased by $1.4 million (net of $0.8 million in deferred income taxes) to reflect the net unrealized holding gains on securities

<PAGE-12>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


classified as available-for-sale previously carried at amortized cost or lower of cost or market.

     Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The impact of adopting SFAS No. 106 was a charge to net income of $29.7 million (net of taxes of $16.5 million) which was recorded as a cumulative effect adjustment in the quarter ended March 31, 1993.

     The Company also adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. The impact of adopting SFAS No. 109 was a charge of net income of $16.9 million which was recorded as a cumulative effect adjustment in the quarter ended March 31, 1993.

     During the quarter ended March 31, 1993, the Company adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short Duration and Long Duration Contracts." Because of the type of insurance contracts Country provides, the adoption of this statement had no impact on earnings; however, it requires the disaggregation of various balance sheet accounts. For financial reporting purposes, the 1992 balance sheet and statement of cash flows have been restated as if SFAS No. 113 were adopted as of the beginning of the earlier period presented.

     Although the adoption of SFAS Nos. 106, 109, 113 and 115 has collectively had a significant effect on the Company's financial position, it has not adversely affected liquidity and capital resources.

     Purchases of property, plant and equipment have averaged approximately $18.0 million per year over the past three years and have been funded principally by cash flow generated from operations as well as proceeds from disposal of assets. Purchases of property, plant and equipment for 1994 and 1995 are anticipated to be approximately $21.4 million and $45.3 million, respectively, and are expected to be funded principally by cash flow generated from operations and borrowings.

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

<PAGE-13>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

                     Three Months Ended September 30, 1994,
                Compared to Three Months Ended September 30, 1993
                -------------------------------------------------

     Revenues increased $26.0 million during the three months ended September 30, 1994, as compared to the same period of 1993. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($13.1 million), primarily associated with higher volume of sales and higher selling prices within the segment. Automotive Products revenues increased $9.7 million during the three months ended September 30, 1994, as compared to the same period in 1993. General increases in volume to accommodate automotive customers' demands and increased revenues from additional jobs were the principal reasons for the revenue increases.

     The Company's operating profit (gross profit less selling, general and administrative expenses) increased $2.5 million in the 1994 period compared to the 1993 period. This increase is attributed to an increase of Trailer Manufacturing operating profits ($5.3 million) which is principally due to higher sales and improved margins and an increase of Automotive Products operating profits ($1.8 million) principally due to higher sales and higher margins. These increases in segment operating profits were offset by higher corporate costs due to the postponed refinancing ($3.5 million) and other increases in corporate costs.

     During the quarter ended September 30, 1994, a $0.2 million charge was recorded to reflect minority equity in South Charleston Stamping & Manufacturing Company ("SCSM"), a subsidiary of Checker Motors Corporation. No minority equity in SCSM was recorded in the previous year because of SCSM's shareholders' deficit.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes and the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

     Net income was $2.3 million for the three months ended September 30, 1994, as compared to a $0.5 million net loss for the prior period. The improvement in net income is attributed to the reasons mentioned above.

                      Nine Months Ended September 30, 1994
                Compared to Nine Months Ended September 30, 1993
                ------------------------------------------------

     Revenues increased $145.0 million during the nine months ended September 30, 1994, as compared to the same period of 1993. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($117.0 mil-lion), primarily associated with a higher volume of sales within the segment. Automotive Products revenues increased $20.8 million during the nine months ended September 30, 1994, as compared to the same period in 1993. General

<PAGE-14>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


increases in volumes to accommodate automotive customers' demands and additional jobs were the principal reasons for the revenue increases.

     The Company's operating profit increased $22.8 million in the 1994 period compared to the 1993 period. This increase is attributed to an increase of Trailer Manufacturing operating profits ($22.0 million) which is principally due to improved margins and higher volume of sales and an increase of Automotive Products operating profits ($4.0 million), which was principally due to higher volumes of sales. These increases in operating profits were offset by higher corporate costs due to the postponed refinancing ($3.5 million) and other increases in corporate costs.

     During the nine months ended September 30, 1993, the Company recorded a $7.5 million pre-tax special charge relating to the Boeing litigation. No similar charge was incurred in 1994.

     During the nine months ended September 30, 1994, a $0.4 million charge was recorded to reflect a minority equity in SCSM.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes as well as the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

     Net income was $17.1 million for the nine months ended September 30, 1994, as compared to a $46.6 million net loss for the prior period. The improvement in net income is attributed to the reasons mentioned above, as well as a one-time charge ($46.6 million) incurred for the implementation of Statements of Accounting Standards No. 106 and 109 which was recorded in the first quarter of 1993.

<PAGE-15>
                                     PART II
                                OTHER INFORMATION
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES

Item 4:  Submission of Matters to a Vote of Security-Holders

         On September 21, 1994, by unanimous written consent, the stockholders of the Registrant approved a change of name and reincorporation of the Registrant, which was consummated on October 19, 1994, through the merger of the Registrant (then International Controls Corp., a Florida corporation) into its newly-incorporated, wholly-owned subsidiary, Great Dane Holdings Inc., a Delaware corporation.


Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------

         EX-27 - Financial Data Schedule


    (b)  Reports on Form 8-K
         -------------------

         None

<PAGE-16>
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GREAT DANE HOLDINGS INC.
                                    ------------------------------
                                             (Registrant)



                                         /s/  Marlan R. Smith
                               ----------------------------------------
                                            Marlan R. Smith
                                               Treasurer
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)


Date:  November 9, 1994