Form 10-K
period 1994-12-31
GREAT DANE HOLDINGS INC
filed 1995-02-17
CIK 51200

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                            ------------
For the fiscal year ended      DECEMBER 31, 1994
                         -----------------------------
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                            ---------------
For the transition period from                     to
                              ---------------------  ---------------------
Commission file number         1-5599
                      ------------------------
                            GREAT DANE HOLDINGS INC.
- ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    54-0698116
- ---------------------------------------------------------------------------
(State or other jurisdiction of                   (I. R. S. Employer
incorporation or organization)                    Identification No.)

2016 North Pitcher Street, Kalamazoo, Michigan                    49007
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    X
                                                           -----
There were 1,000 shares of Registrant's only class of common stock outstanding as of February 15, 1995.
There are no shares of voting stock held by non-affiliates of the Registrant.

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I


ITEM 1.  BUSINESS
         --------

          A. OVERVIEW. Great Dane Holdings Inc. ("Holdings" or the "Company") is a holding company and its business is conducted by its operating subsidiaries. Through Great Dane Trailers, Inc. ("Great Dane"), the Company is one of the largest manufacturer of truck trailers and intermodal containers and chassis in the United States. In addition, through Checker Motors Corporation ("Motors"), the Company is one of the leading independent manufacturers of sheet metal stampings for automotive components and subassemblies for sale to North American original equipment manufacturers ("OEMs"). The Company's other operations consist of its vehicular operations, primarily its subsidiary, Yellow Cab Company ("Yellow Cab"), which is currently the largest owner of taxicabs and provider of taxi-related services in Chicago, Illinois, and its insurance operation, American Country Insurance Company ("Country"), which underwrites property and casualty insurance.

          The Company was incorporated in 1959 under the laws of the State of Florida and subsequently changed its name to International Controls Corp. On January 1, 1989, the Company's continuing operations consisted solely of Great Dane's truck trailer manufacturing operations. On January 11, 1989, the Company acquired all of the outstanding capital stock of Motors. Immediately following the acquisition of Motors by the Company, Checker Holding Corp. ("Holding"), a privately-held company owned by substantially all of the former shareholders of Motors, acquired all of the outstanding capital stock of the Company (the "Holding Buyout"). Subsequently, Holding was merged into the Company. The Holding Buyout has been accounted for as if Motors acquired the Company (a "reverse acquisition"), since there was no significant change in control of Motors. On October 19, 1994, the Company changed its name to Great Dane Holdings Inc. and reincorporated in the State of Delaware through a merger into a newly incorporated wholly-owned subsidiary.

          As of January 17, 1995, pursuant to a Plan of Reorganization (the "Plan"), all of the assets (subject to the liabilities) of Checker Motors Co., L.P. ("Checker L.P." or "the Partnership"), a Delaware limited partnership in which Motors was the general partner, were distributed to Motors, which contributed substantially all of such assets (subject to the liabilities), except for the stock of Country, to three newly formed, wholly-owned subsidiaries, Yellow Cab, Chicago AutoWerks Inc. ("Chicago AutoWerks") and CMC Kalamazoo Inc. ("CMC Kalamazoo). In accordance with the Plan, Motors was simultaneously reincorporated in Delaware through a merger with its wholly-owned subsidiary organized solely for that purpose.

          B. INFORMATION CONCERNING INDUSTRY SEGMENTS. Certain financial data with respect to Registrant's industry segments appear in Note L of Notes to Consolidated Financial Statements and are incorporated herein by reference.

     As of December 31, 1994, the Company employed a total of 5,784 people. The chart below details the number of persons employed as of that date in each of the Company's industry segments:

                                                          Administrative
                                          Hourly           and Executive
                                          ------          --------------
Truck Trailer Manufacturing                3,756                 571
Automotive Products Operations               888                 163
Vehicular Operations                         220                  28
Insurance Operations                          11                 147

     C.  NARRATIVE DESCRIPTION OF BUSINESS.

TRUCK TRAILER MANUFACTURING.

     Great Dane designs, manufactures and distributes a full line of truck trailers and containers and chassis. In 1994, Great Dane, one of the largest manufacturers of truck trailers and intermodal containers and chassis in the United States, accounted for approximately 13% of the new truck trailer market, 11.5% of the new van market, 11.5% of the new platform trailer market, 38.4% of the new refrigerated van ("reefer") market and 18.8% of the market for intermodal containers and chassis.

     The national truck trailer market is fragmented and competitive due to the relative ease of entrance (with the exception of the higher technology refrigerated trailers). There are approximately 180 companies in the truck trailer manufacturing industry. In 1994, the two largest companies, Great Dane and Wabash National Corporation, accounted for approximately 24% of the market and the ten largest companies accounted for approximately 66% of sales. The basis of competition in the truck trailer industry is quality, durability, price, warranties, service and relationships.

     PRODUCTS

          GENERAL. Great Dane's principal products include vans, reefers, platform trailers and intermodal containers and chassis. Great Dane's trailers and intermodal containers are manufactured in sizes ranging from 28 to 57 feet. In addition to this standard line of products, its flexible assembly operations enable Great Dane to customize products for its customers at premium prices.

          VANS. Vans are used primarily for the transportation of dry freight. Great Dane manufactures four primary types: sheet and post, aluminum plate, ThermaCube and Fiberglass Reinforced Plastic Plywood. Great Dane sells vans primarily to for-hire truckload carriers, private carriers and leasing companies.

          REEFERS. Great Dane's reefers are specialized products. The Company believes that it is the only company to offer more than one type of reefer. Great Dane currently manufactures three types of reefers.

          PLATFORM TRAILERS. Platform trailers are flatbeds or open deck trailers. Great Dane offers a full line of platform trailers, consisting of drop frame, extendible, curtainside and straight frame trailers. Drop frame flatbeds are designed for heavy duty hauling where low deck heights are required. Extendible flatbeds are used for self-supporting loads (e.g., pre-stressed concrete). Curtainside flatbeds are used where side loading and cover is required. The primary customers for Great Dane's platform trailers are for-hire material haulers, which would include steel haulers, pre-stressed concrete carriers and builders.

          INTERMODAL CONTAINERS AND CHASSIS. In conjunction with the growth of intermodal container transportation, Great Dane's engineers developed a specialized container (which can be double stacked during rail transport) and chassis that allow a trucking company to haul containerized loads which are similar in size and weight to those carried on conventional over-the-road trailers. These containers use either aluminum plate or the ThermaCube technology, which is Great Dane's composite wall construction, to offer greater inside width, higher cubic capacity and greater strength than can be obtained by conventional sheet and post construction. Further, these containers are 500 to 1,000 pounds lighter and the chassis are 1,000 to 1,500 pounds lighter than products now in use with similar carrying capacities.
The Company believes that it is one of the two largest U. S. manufacturers of intermodal containers and chassis and the only domestic producer of reefer containers.

     MARKETING, DISTRIBUTION AND SALES

          GENERAL. Great Dane's business includes aftermarket parts and accessories sales, used trailer sales and retail services (including repair and maintenance) which enable it to be a full-service provider. The parts and service operations have historically been a stable source of higher margin business.

          Great Dane sells replacement parts and accessories through 51 full-line dealers, 17 parts-only dealers and 17 Great Dane-owned branch operations. Dealers and branches sell parts either over-the-counter or through their respective retail services.

          To be competitive in the sale of new trailers, it is often necessary to accept used trailers in trade. Great Dane's larger retail branches employ individuals who are responsible for trade-in appraisals and selling used trailers. Great Dane believes that its nationwide distribution system provides it with superior used trailer marketing capabilities.

     Great Dane owns and operates 17 full-service retail branches, which provide repair and maintenance services. These retail branches also provide warranty support to Great Dane's customers.

     MANUFACTURING AND OPERATIONS

          MANUFACTURING. Great Dane has four manufacturing facilities, located in Savannah, Georgia; Memphis, Tennessee; Wayne, Nebraska; and Brazil, Indiana, and, in December 1994, acquired property and buildings in Terre Haute, Indiana, for an additional manufacturing facility which is expected to commence manufacturing in April 1995. Certain of Great Dane's manufacturing operations include flexible assembly lines that allow Great
Dane to customize its products in a cost-efficient manner.

          RESEARCH AND DEVELOPMENT. Great Dane makes extensive use of computer-aided design ("CAD") technology to support production engineering. Great Dane's use of CAD technology accelerates the development of product innovations and manufacturing efficiencies. Great Dane's new products must meet strict quality and durability standards and must pass strenuous road test procedures. Great Dane believes that it is the only trailer manufacturer with on-site road simulation testing capability.

     Great Dane has developed a new proprietary floor for its ThermaCube and certain Classic reefers which will eliminate wood components, thereby increasing the life of the floor, increasing the capacity of the reefer, simplifying the manufacturing process and reducing the cost to manufacture the reefer. Great Dane is also developing and testing a new line of ultra-lightweight flatbeds intended to increase its market share.

     SUPPLIES AND RAW MATERIALS. Purchased materials represent approximately 80% of direct cost of goods sold and are purchased on a centralized basis in order to achieve economies of scale. Great Dane purchases a variety of raw materials and sub-assemblies from various vendors with short-term contracts. Aluminum, wood, tires, steel and refrigeration units account for a significant portion of material costs. Great Dane has not experienced major shortages in these materials, but prices may fluctuate. However, Great Dane attempts to minimize purchased material price fluctuations by utilizing just-in-time inventory systems, thereby coordinating the purchase of certain materials with customer orders.

     PATENTS, LICENSES AND TRADEMARKS

     The Company believes its "Great Dane" trademark, which identifies all of its products, to be of value and to contribute significantly to the wide acceptance of its products.

     BACKLOG

     Truck trailer and container backlog was approximately $515 million at December 31, 1994, and $365 million at December 31, 1993. The increase in backlog is principally attributed to increased orders for truck trailers.

AUTOMOTIVE PRODUCTS OPERATIONS.

     Through South Charleston Stamping & Manufacturing Company ("SCSM") and CMC Kalamazoo, Motors develops, designs, engineers and manufactures a broad range of sheet metal automotive components and subassemblies, including tailgates, fenders, doors, roofs and hoods for sale to North American OEMs. The majority of Automotive Products' Operations revenues are derived from complex, value-added products, primarily assemblies containing multiple stamped parts and various welded or fastened components.

     MANUFACTURING

     Unlike certain of its smaller competitors, the Automotive Products Operations have the equipment and versatility to produce a wide variety of automotive stamping products, carrying out substantially all phases of a project. Their principal products include tailgate and liftgate assemblies, door assemblies, hood assemblies, fender assemblies, wheelhouses, pillars, back panels, floor panels, deck lids, body side panels, roof outer panels and related parts.

     The major portion of tooling design, build and prototype for the Automotive Products Operations is performed by selected suppliers under close supervision.

     MARKETING AND CUSTOMERS

     The Automotive Products Operations focuses on the higher-growth light truck, sport utility vehicle and van segments of the market and currently supplies products primarily for GM which has, historically, accounted for more than 95% of this segment's revenues. At the present time, Motors is supplying parts on the following light truck/sport utility and minivan vehicles: Suburban, Crew Cab, M Van (Astro and Safari), CK Pickup Truck, CK Sport Side Pickup and Tahoe/Yukon. The automotive segment also supplies parts for GM's service organization. Motors is also currently supplying parts to Freightliner Corp. (Class 6 and 7 Truck), Saturn Corporation (station wagon), Ford Motor Co. (Cougar) and Toyota (Camry and Avalon). In addition, SCSM was awarded an eight-year contract with Mercedes-Benz to produce the majority of the stamped parts for its new sports utility vehicle. Mercedes-Benz is providing the funding necessary for the tooling to produce these parts.

     Shipments of customer orders from both SCSM and CMC Kalamazoo are made on a daily or weekly basis as required by the customer. GM provides an estimated 13-week shipping forecast which is used for material and fabrication planning purposes. Nevertheless, changes in production by the customer may be reflected in increases or decreases of these forecasts.

     CMC Kalamazoo and SCSM are committed to customer satisfaction by producing parts and providing the necessary support systems to assure conformity to customer requirements. As evidence of success in these areas, SCSM has been awarded GM's "Mark of Excellence" Award, and the GM Q.S.P. (quality, service, price) award for being GM's worldwide Supplier of the Year 1993 for major sheet metal stampings. In addition, SCSM has been awarded ISO 9000 Certification by the International Standards Organization (ISO 9002).

     The fabrication business is highly competitive and Motors competes with numerous other industrial manufacturers, as well as with the in-house capabilities of its customers (i.e., GM). The failure to obtain future orders from GM could have a material adverse impact on the Automotive Products operations despite the fact that the Company is expanding its customer base. The automotive products industry is experiencing increased pricing pressure from GM which is continuing its aggressive measures to reduce its operating costs, including obtaining significant price reductions from suppliers. Although opportunities for new business may arise as a result of GM's pressure on other suppliers and, while the Company believes that it has adequately provided for any price reductions which may result from discussions with GM in near-term financial plans, future earnings of the automotive products operations may be materially adversely affected by additional price reductions requested or required by GM.

VEHICULAR OPERATIONS.

     Yellow Cab is the largest taxicab fleet owner in the City of Chicago ("Chicago") and, as of January 1, 1995, owned 2,271 or 41% of the 5,500 taxicab licenses ("licenses" or "medallions") available in Chicago. Yellow Cab's primary business is the leasing of its medallions and vehicles to independent taxi operators. Through its subsidiary, Chicago AutoWerks, the Company also provides a variety of other services to taxi drivers and non-affiliated medallion holders, including insurance coverage through Country and repair and maintenance services.

     THE OWNER-OPERATOR AND DAILY LEASE PROGRAMS

     Pursuant to Yellow Cab's owner-operator program, an independent, non-employee taxi operator leases from Yellow Cab a license and vehicle, with an option to purchase the vehicle beginning at the end of the second year. During the lease term (generally five years), Yellow Cab receives a weekly lease payment for the vehicle as well as a weekly fee to cover the use of Yellow Cab's license and other services provided by Yellow Cab and its affiliates, including use of its colors and trade name, liability insurance coverage, radio dispatch, repair and maintenance. Most operators also purchase the required collision insurance from Country. See "Business-- Insurance Operations." The daily lease program, which allows drivers to lease a medallion and a vehicle for 12 hours, 24 hours, or for a weekend, has been used largely as a source and training operation for new owner-operators.

     MAINTENANCE, REPAIR AND PARTS SALES

     Chicago AutoWerks provides preventive and other maintenance services, primarily to Yellow Cab and non-affiliated taxi drivers, and also, as a licensed full-line auto repair shop, to the public. Chicago AutoWerks maintains a body shop at which major repairs can be made. As an authorized Chevrolet and Ford warrantor, Chicago AutoWerks also repairs those manufacturers' vehicles that are under warranty and invoices the manufacturers directly.

     Chicago AutoWerks serves the dispatching needs of Yellow Cab and non-affiliated drivers, maintains the radio in their taxicabs and supplies the emergency radio services they required. Chicago AutoWerks also sells automotive parts.

     THE MEDALLIONS

     In order to retain its licenses, the Company must comply with the regulations of Chapter 9-112 of the Municipal Code of Chicago (governing public passenger vehicles), including the payment of annual taxicab license fees, currently $500 per vehicle.

     Pursuant to a 1988 agreement with the City of Chicago to settle various lawsuits, Yellow Cab is required to relinquish to the City of Chicago and not renew 100 taxicab licenses on January 1 of each year through 1997 (the "Agreement"). In addition, the Agreement limits to 100 per year the number of new licenses that the City of Chicago may add to the total medallions outstanding through 1997, bringing the total number of available licenses to a maximum of 5,700 on December 31, 1997. At the required surrender rates, assuming no additional medallions are sold by Yellow Cab, Yellow Cab would hold approximately 2,070 medallions after January 1, 1997, or approximately 36% of the maximum total then-to-be outstanding. There is no limit on the number of medallions Chicago may issue after December 31, 1997.

     The scheduled decline in the number of licenses allowed to be held by Yellow Cab pursuant to the Agreement has had, and will continue to have, a negative effect on the revenue-generating capability of the taxi leasing operations. Yellow Cab has been able to offset these declines to some extent through increases in the average lease rates charged to its customers, as well as through increases in other services provided by Chicago AutoWerks.
At the same time, as the number of medallions held by Yellow Cab declines, Yellow Cab will require fewer new vehicles to support its taxi leasing operations and, consequently, a lower level of capital spending.

     The Agreement has also had the effect of allowing the Company to purchase and sell licenses in the open market for the first time since 1982. Recent sales of these licenses have been recorded at prices of approximately $37,500 per medallion, and the prices realized by Yellow Cab have been consistent with the prices realized in license sales by other, non-affiliated, medallion holders. Although the value of Yellow Cab's fleet of vehicles is reflected on the Company's balance sheet, the significant value of its medallions is not.

     Although Yellow Cab is the largest provider of taxicab related services in Chicago, it faces competition from a number of other medallion owners who lease medallions and vehicles to independent operators. Yellow Cab management believes that even the most significant of these competitors owns only approximately 150 to 200 medallions, although each competitor operates under a variety of individual cab service names and logos. There are also many associations in the City, the largest of which is the Checker Taxi Association, an unaffiliated association, which compete with Yellow Cab in the delivery of taxicab related services to medallion owners and their agents.

     LIABILITY INSURANCE

     Yellow Cab currently maintains liability insurance coverage for losses of up to $350,000 per occurrence, as well as an "excess layer" of coverage for losses over $600,000 and up to $29,000,000. The initial $350,000 layer of insurance is issued by Country. See "Business--Insurance Operations." During several periods in the past, Yellow Cab did not maintain the level of coverage that Yellow Cab currently maintains for any losses over $350,000 per occurrence. As a result, there are currently outstanding claims against Yellow Cab for which it is not fully covered by third-party insurance.
Yellow Cab maintains balance sheet reserves totalling $2.2 million at December 31, 1994, for these claims. Management believes that these reserves will be sufficient to cover its outstanding claims.

     REGULATORY

     Yellow Cab's operations are regulated extensively by the Department of Consumer Services of the City of Chicago which regulates Chicago taxicab operations with regard to certain requirements including vehicle maintenance, insurance and inspections, among others. The City Council of Chicago has authority for setting taxicab rates of fare. Effective December 1, 1993, lessors had the right to increase, until May 1, 1994, the rates paid by lessee drivers by not more than 2.8% of the lease rate in effect on December 1, 1993. After May 1, 1994, lessors may not charge more than the rates prescribed by the Commissioner (which, in certain categories, are less than the rates currently charged by Yellow Cab) without the consent of the City of Chicago. The rates in effect on May 1, 1994, including the 2.8% increase, may remain in effect pending a petition and appeal for a higher rate. Yellow Cab increased its rates by the maximum allowed 2.8% prior to May 1, 1994, and has filed, in a timely manner, a petition to increase its rates still further. Yellow Cab intends to pursue that proposal to final hearing.

     INSURANCE OPERATIONS. Country underwrites property and casualty insurance, including taxicab insurance, workers' compensation and other commercial and personal lines. During 1994, 75% of Country's total premium revenue was attributable to non-affiliated property/casualty lines, primarily workers' compensation, commercial automobile and commercial multiple peril. The remainder of Country's premium revenues was attributable to affiliated taxi liability and collision insurance in the State of Illinois and workers' compensation insurance in the States of Illinois and Michigan. Country is currently rated "A" by A. M. Best.

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

     The taxicab liability coverage which Country writes carries a $350,000 limit of liability for each driver. In addition, Country makes collision insurance available to licensees and owner-operators at premium rates which are favorable relative to the rates charged by competitors for equivalent coverage. Country also writes full lines of commercial and personal property and casualty insurance for risks located in the City of Chicago and the surrounding metropolitan area. With the exception of a specialty public transportation program (excluding limousines), which program policies are reinsured for amounts above $350,000, all non-affiliate policies are reinsured for amounts above $150,000.

     Country is domiciled in the State of Illinois and is a licensed carrier in Michigan, as well as being admitted as an excess and surplus lines carrier in 33 other states. Country is also applying for licenses in other states, such as Wisconsin, Indiana and Iowa. To the best of management's knowledge, Country is in compliance with all applicable statutory requirements and regulations.

     LABOR RELATIONS. Approximately 322 employees in the Company's automotive products operations, 315 in the Company's truck trailer manufacturing operations and 60 in the Company's vehicular operations are covered by collective bargaining agreements. During 1993, Motors entered into a new contract with the Allied Industrial Workers of America, AFL-CIO, Local 682 in Kalamazoo--currently known as Local Union No. 7682 of the United Paperworkers International Union, AFL-CIO--which expires in May 1996. Motors is party to a contract with D.U.O.C. Local 777, a division of National Production Workers of Chicago and Vicinity, Local 777 which expires in November 1995. During February 1993, Great Dane Trailers, Tennessee, Inc., a subsidiary of Great Dane, negotiated a new contract (expiring in January
1996) with Talbot Lodge No. 61 of the International Association of Machinists and Aerospace Workers. In general, the Company believes its relationship with its employees to be satisfactory. Although there have been attempts to unionize various of the Company's divisions in the past few years, including SCSM and the Great Dane plant in Brazil, Indiana, such attempts have, to date, been unsuccessful.

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

ITEM 2.  PROPERTIES
         ----------

     The Company currently maintains its principal executive offices at Motors' facility in Kalamazoo, Michigan.

     The location and general description of the principal properties owned or leased by the Company are as follows:

                                                        Owned or Leased;
                                      Area/Facility        If Leased,
    Location    Type of Facility     Square Footage      Expiration Year
    --------    ----------------     --------------      ---------------
TRUCK TRAILERS MANUFACTURING OPERATIONS:
Savannah,    Manufacturing Plant   61 acres/                  Owned
Georgia      and Office            471,000 sq. ft.

Brazil,      Manufacturing Plant   80 acres/                  Owned
Indiana      and Office            564,000 sq. ft.

Memphis,     Manufacturing Plant   8 acres/                  Leased;
Tennessee                          107,000 sq. ft.            2003

                                   3.5 acres/                 Owned
                                   13,000 sq. ft.

Wayne,       Manufacturing Plant   35 acres/                  Owned
Nebraska     and Office            197,000 sq. ft. mfg.

Terre Haute, Manufacturing Plant   113 acres/                 Owned
Indiana      under development     250,000 sq.ft.

14 Locations Sales and Service     98 acres/                  Owned
in 10 States Branches              303,000 sq. ft.

18 Locations Sales and Service     36 acres/              Leased; 1995
in 12 states Branches              238,000 sq. ft.           to 2015

AUTOMOTIVE PRODUCTS OPERATIONS:
Kalamazoo,   Manufacturing Plant   71 acres/                  Owned
Michigan     and Office            750,000 sq. ft.

South        Manufacturing Plant   922,000 sq. ft.           Leased;
Charleston,  and Office                                       2028
West Virginia

VEHICULAR OPERATIONS:
Chicago,     Garages, Parking      735,000 sq. ft.          14 Owned;
Illinois     Lots and Offices                            1 Leased - 2012
(15 Loca-
tions)

INSURANCE OPERATIONS:
Chicago,     Offices/Storage       39,332 sq. ft.         Leased; 1995
Illinois     Facility                                        to 2002
(3 Loca-
tions)

          The principal facilities owned by the Company and its subsidiaries are considered by the Company to be well maintained, in good condition and suitable for their intended use.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

          EXECUTIVE LIFE LITIGATION. By order of the Superior Court of Los Angeles County (the "California Court"), on April 11, 1991, Case No. B5-006-912 (the "California Order"), the California State Insurance Commissioner was appointed Conservator for Executive Life Insurance Company ("ELIC"), a limited partner in the Partnership. By letter dated May 20, 1991, Motors and the Partnership advised ELIC and the Conservator that the appointment of the Conservator pursuant to the California Order constituted an "Event of Default" under the Partnership Agreement, and that, therefore, ELIC's rights under the Partnership Agreement and interest in the Partnership were altered. More specifically, Motors and the Partnership asserted that ELIC's rights, as of April 11, 1991, were limited to the right to receive a payout of its capital account, calculated as of that date, in quarterly installments over approximately a 23-year period. On June 28, 1991, the Conservator notified Motors and the Partnership that he did not accept that position set forth in the May 20 letter and that, in his view, ELIC's status as a limited partner had not been altered. In March 1992, Motors and the Partnership were added as parties to the Order which sought damages from them in an unspecified amount for, among other things, their alleged "forfeiture" of ELIC's interest, breach of fiduciary duties, interference with the conservatorship proceedings and waste of conservatorship assets. In this litigation, each of Motors, the Partnership and the Conservator was also seeking, among other things, a declaration of its rights under the Partnership Agreement.

          On May 26, 1994, the California Court approved a settlement of this litigation. Pursuant to the Settlement Agreement, on December 22, 1994, Motors redeemed ELIC's interest in the Partnership for $37.0 million (the "Minority Interest Redemption") and the litigation was thereafter dismissed with prejudice. Under certain circumstances, if all or substantially all of the assets of the Partnership are sold within five years of the consummation of the Minority Interest Redemption, ELIC may be entitled to receive a payment equal to the positive difference between (x) the distribution ELIC would have received upon liquidation of the Partnership as a result of such transaction, calculated in accordance with the provisions of the Partnership Agreement as if it had continued to hold its partnership interest, and (y) the future value of $37.0 million calculated at 15% per annum from the date of the Minority Interest Redemption to the date of such transaction. The Company has guaranteed the obligations of its subsidiaries under the Settlement Agreement.

          CERTAIN ENVIRONMENTAL MATTERS. Within the past five years, Great Dane and Motors have entered into certain decrees with federal and state governments relating to the cleanup of waste materials. The aggregate obligations of Great Dane and Motors pursuant to these consent decrees are not material.

          In May 1988, Holdings sold all of the stock of its subsidiaries, Datron Systems, Inc., and All American Industries, Inc., and in connection therewith agreed to indemnify the purchasers for, among other things, certain potential environmental liabilities. The purchaser has put Holdings on notice of certain alleged environmental and other matters for which it intends to seek indemnification as costs are incurred. Holdings does not believe that its bligations, if any, to pay these claims will be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS There is no market for Registrant's common stock; all issued and outstanding common stock is owned of record by David R. Markin, Martin L. Solomon, Allan R. Tessler and Wilmer J. Thomas, Jr.

ITEM 6.   SELECTED FINANCIAL DATA
          Summarized below is selected financial data for the years 1990 through 1994. The extraordinary items in all years relate to the gain or loss on the repurchase of indebtedness. The accounting changes represent the cumulative effect of changes in accounting principles as a result of adopting, as of January 1, 1993, the provisions of Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers Accounting for Postretirement Benefits Other
Than Pensions," and SFAS No. 109, "Accounting for Income Taxes" (see Notes H and J of the Notes to Consolidated Financial Statements). Per share amounts for all of the years are based on 1,000 shares.

                            Selected Financial Data
                    (in thousands, except per share amounts)
                                     Year Ended December 31,
                        1990       1991       1992       1993       1994
                      --------   --------   --------   --------   --------
Revenues            $ 693,211  $ 555,266  $ 716,733  $ 909,326  $1,096,477
                    ========== ========== ========== ========== ===========
Income (loss) before
 extraordinary items
 and accounting
 changes            $ (20,274) $ (27,006) $  (7,555) $   3,364  $   24,348
Extraordinary items    27,749     31,188        ---        ---         ---
Accounting changes        ---        ---        ---    (46,626)        ---
                    ---------- ---------- ---------- ---------- -----------
Net income (loss)   $   7,475  $   4,182  $  (7,555) $ (43,262) $   24,348
                    ========== ========== ========== ========== ===========
Income (loss) per share:
 Income (loss) before
  extraordinary items
  and accounting
  changes           $ (20,274) $ (27,006) $  (7,555) $   3,364  $   24,348
 Extraordinary items   27,749     31,188        ---        ---         ---
 Accounting changes       ---        ---        ---    (46,626)        ---
                    ---------- ---------- ---------- ---------- -----------
Net income (loss)   $   7,475  $   4,182  $  (7,555) $ (43,262) $   24,348
                    ========== ========== ========== ========== ===========
Total assets        $ 537,677  $ 481,305  $ 493,763  $ 517,336  $  522,051
                    ========== ========== ========== ========== ===========
Long-term debt, less
 debt discount      $ 376,692  $ 312,324  $ 305,368  $ 291,273  $  288,265
                    ========== ========== ========== ========== ===========
Cash dividend
 declared per
 common share       $     ---  $     ---  $     ---  $     ---  $      ---
                    ========== ========== ========== ========== ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

     Available cash and cash equivalents, cash flow generated from operations ($25.2 million, $30.7 million and $56.4 million for the years ended December 31, 1992, 1993 and 1994, respectively), proceeds from borrowings and proceeds from disposal of assets have provided sufficient liquidity and capital resources for the Company to conduct its operations during each of these years.

     From the time that present management assumed control of the Company in January 1989, it has been continually reassessing the Company's financial condition and prospects. The Company was hampered in its efforts to achieve a refinancing of its debt in recent years, in part because of litigation with the Boeing Company which was settled in December 1993 and in part because of litigation with the Conservator of ELIC, a limited partner in the Partnership. A settlement with ELIC, agreed to in principle in early 1994, was consummated in December 1994 (see "Item 3--LEGAL PROCEEDINGS").

     In February 1994, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with an overall refinancing of the Company's outstanding indebtedness. On August 10, 1994, the Company announced that, due to market conditions, it had postponed the proposed refinancing and would not complete the transaction on the terms described in its registration statement.

     Certain costs were incurred in connection with the refinancing efforts which would have been capitalized and amortized over the life of the new loans. Because this refinancing was not completed, those costs, which totaled approximately $3.5 million (pre-tax), were expensed against income in the quarter ended September 30, 1994.

     On November 23, 1994, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with an initial public offering ("IPO") of the Company's common stock. The Company is registering 6,555,000 shares of common stock (including 855,000 shares which the underwriters have the right to purchase to cover over-allotments) (in each case, giving effect to a 16,800 to 1 split of the common stock to be effected prior to consummation of the IPO). It is currently estimated that the initial public offering price will be between $13 and $15 per share. All of the net proceeds are intended to be used to redeem approximately $72 million of the Company's 12-3/4% Senior Subordinated Debentures, due 2001, which will be sufficient to satisfy all remaining sinking fund payments on this indebtedness. If successfully completed, the principal effect of the IPO will be to reduce the cash flow necessary from its subsidiaries to meet the Company's obligations. Any excess proceeds from the IPO as a result of sale of the over-allotment will be utilized to retire additional debentures or for working capital.

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

     In December 1994, the Company purchased ELIC's interest in the Partnership for $37 million. $30 million of this payment was provided by a subsidiary through borrowings on its revolving credit facility and the balance was paid from available cash.

     In January 1995, Motors and its subsidiaries finalized a refinancing with a bank whereby Motors entered into a loan agreement providing for a $45 million term loan and a $20 million revolving credit facility. The funds from the term loan were used to repay approximately $27 million of bank debt including the Partnership term loan, the equipment term loan and the notes payable to the bank, provide $15 million to the Company to retire a portion of certain notes outstanding to the Company's shareholders and pay fees and expenses. Availability under the revolving credit facility is based on the amount of eligible trade accounts receivable and inventory, and may be used for working capital needs, as well as for general corporate purposes.

     The new term loan requires twenty quarterly principal payments of approximately $2.3 million, commencing June 30, 1995, plus interest at either the bank's prime rate plus 1.25% (subject to reductions of up to 0.5% upon the occurrence of certain events) or a selected Eurodollar contract rate plus 300 basis points (subject to reductions of up to 50 basis points upon the occurrence of certain events). The new term loan is secured by substantially all of Motors's assets including the stock of the Insurance Subsidiary. The new term loan agreement requires Motors to, among other things, comply with certain financial covenants, limits additions to and sales of Motors' fixed assets and limits additional borrowings by Motors.

     In February 1995, Great Dane Trailers amended its loan and security agreement. Pursuant to the amended agreement, the Lenders have loaned $28 million as a term loan and have agreed to provide, at any given time, up to $150 million (less amounts then outstanding as a term loan) as a revolving credit facility (subject to availability based on the amount of eligible trade accounts receivable and inventory) to be used as working capital by Great Dane and for general corporate purposes. The term loan is subject to further increases as final collateral appraisals are completed and as equipment for the new facility in Terre Haute is purchased. The Company believes that the term loan will be increased to between $33 million and $38 million. The initial term loan proceeds, which were drawn immediately upon closing, were used, together with drawings under the revolver, to repay approximately $17 million of bank debt, provide $15 million to the Company to retire the balance of the shareholder notes and pay fees and expenses. The term loan requires monthly principal payments of $0.3 million plus interest on the unpaid principal amount of the loan in arrears at a rate equal to 1% above the prime rate of interest charged from time to time by Bank of America or a rate equal to 2.5% above a selected Eurodollar contract rate with the unpaid principal balance due five years after the closing date. The loans are secured by substantially all of the assets of Great Dane and its subsidiaries. The Agreement requires Great Dane to, among other things, comply with certain financial covenants, and limits the amount of loans and transfers to the Company, limits additions to and sales of Great Dane's fixed assets and limits additional Great Dane borrowings.

     The refinancing of the Motors and Great Dane bank debt, as well as the expansion of each of these entities' availabilities under their respective credit facilities, improves the Company's liquidity.

     Effective January 1, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with this statement, prior period financial statements have not been restated to reflect the change in accounting principle. The opening balance of shareholders' deficit was decreased by $1.4 million (net of $0.8 million in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost or lower of cost of market. The adoption of this SFAS has not adversely affected liquidity and capital resources.

     Purchases of property, plant and equipment have averaged approximately $18.6 million per year over the past three years and have been funded principally by cash flow generated from operations, as well as proceeds from disposal of assets. Purchases of property, plant and equipment for 1995 are anticipated to be approximately $38.3 million and are expected to be funded principally by cash flow generated from operations and borrowings.

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

     RESULTS OF OPERATIONS.

1994 COMPARED TO 1993:

     Revenues increased $187.2 million and gross profit increased $36.7 million during the year ended December 31, 1994, as compared to the same period of 1993. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($147.2 million), primarily associated with a higher volume of sales within the segment. Automotive Products revenues increased $29.6 million during the year ended December 31, 1994, as compared to the same period in 1993. General increases in volumes to accommodate automotive customers' demands and additional jobs were the principal reasons for the revenue increases.

     The Company's operating profit (gross profit less selling, general and administrative expenses) increased $28.3 million in 1994 compared to 1993. This increase is attributed to an increase of Trailer Manufacturing operating profits ($26.2 million) which is principally due to higher volumes of sales and higher margins, and an increase of Automotive Products operating profits ($4.3 million) principally due to higher sales and higher margins. These increases in operating profits were offset by higher corporate costs due principally to the refinancing which was not completed ($3.5 million).

     Sales, general and administrative ("SG&A") expenses were $8.4 million higher in 1994 as compared to 1993, but as a percentage of sales, SG&A was
0.8 percentage points lower in 1994 as compared to 1993.

     During the year ended December 31, 1994, a $0.6 million charge was recorded to reflect a minority equity in SCSM.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes, as well as the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

     Net income was $24.3 million for the year ended December 31, 1994, as compared to a $43.3 million net loss for the prior year. The improvement in net income is attributed to the reasons mentioned above, as well as a one-time charge ($46.6 million) incurred for the implementation of SFAS Nos. 106 and 109 which was recorded in the first quarter of 1993.

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

     The factors impacting sales, as discussed previously, had the effect of increasing the Company's 1993 operating profit by $18.4 million as compared to 1992. Truck Trailer Manufacturing operating profit increased by $14.8 million as compared to 1992. This increase is principally due to higher volumes, partly offset by SG&A expenses. Higher volumes were also the principal reason for an increase of $3.7 million of Automotive Products operating profits as compared to 1992.

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

     On February 8, 1989, the Boeing Company ("Boeing") filed a lawsuit naming the Company, together with three prior subsidiaries of the Company, as defendants in Case No. CV89-199MA, United States District Court for the District of Oregon. In that lawsuit, Boeing sought damages and declaratory relief for past and future costs resulting from alleged groundwater contamination at a location in Gresham, Oregon, where the three prior subsidiaries of the Company formerly conducted business operations. On December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company will pay Boeing $12.5 million over the course of five years, at least $5 million of which has been committed by certain insurance carriers in the form of cash or irrevocable letters of credit. Accordingly, the Company recorded a $7.5 million special charge during 1993 to provide for the cost associated with this legal proceeding. In accordance with the settlement agreement, Boeing's claims against the Company and the three former subsidiaries have been dismissed and Boeing has released and indemnified the Company with respect to certain claims.

     Net loss was $43.3 million for the year ended December 31, 1993, as compared to a $7.6 million net loss for the year ended December 31, 1992. The fluctuations in net loss between the years are attributed to the reasons discussed above, as well as the one-time charge ($46.6 million) incurred for the implementation of SFAS Nos. 106 and 109 which was recorded in 1993.

     IMPACT OF INFLATION

     Recently, due to competitive market conditions, the Company has been unable to factor all cost increases into selling prices for its products and services. The Company does not believe that the impact of inflation affects the Company any more than it affects the Company's competitors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Registrant's response to this item is incorporated herein by reference to the consolidated financial statements and consolidated financial statement schedules, and the report thereon of independent auditors, listed in Item 14(a)1 and 2 and appearing after the signature page to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     David R. Markin, age 64, President and Chief Executive Officer of the Company since January 11, 1989, has been President and Chief Executive Officer of Motors since 1970. Mr. Markin serves on the Boards of Directors of Jackpot Enterprises, Inc., an operator of gaming machines, Enhance Financial Services Group Inc., a reinsurance company, and Data Broadcasting Corporation, a provider of market data services to the investment community.

     Allan R. Tessler, age 58, Chairman of the Board of Holdings since January 11, 1989, is also Chairman of the Boards of Directors of International Financial Group, Inc., a merchant banking firm ("IFG"), Enhance Financial Services Group Inc., a reinsurance company, Allis-Chalmers Corporation, a manufacturer of miscellaneous fabricated textile products ("Allis-Chalmers"), and Jackpot Enterprises, Inc., an operator of gaming machines, and has been Chief Executive Officer of IFG since 1987 and of Allis-Chalmers since 1994. Mr. Tessler serves on the Board of Directors of The Limited, Inc., a manufacturer and retailer of apparel. Mr. Tessler is also an attorney and from 1976 through 1988, he was a member of the Executive Committee of the law firm of Shea & Gould; from 1989 through March 1, 1993, he was of counsel to that firm. Beginning in 1990, Mr. Tessler and another person were retained by Infotechnology, Inc. and Financial News Network Inc. as a restructuring team and to serve as Co-Chief Executive Officers during the restructuring of those companies. As part of the plan implemented by the restructuring team, those companies were placed in bankruptcy, from which they emerged in 1992 as Data Broadcasting Corporation, a provider of market data services to the investment community. Mr. Tessler continues to serve as Co-Chairman of the Board and Co-Chief Executive Officer of the restructured company.

     Martin L. Solomon, age 58, Vice Chairman and Secretary of the Company since January 11, 1989, is a private investor. Mr. Solomon was employed as a securities and portfolio analyst at Steinhardt Partners, an investment firm, from 1985 through 1987. From 1988 through September 1990, he was the Managing Partner and Director at Value Equity Associates I, Limited Partnership, an investment firm. Mr. Solomon serves on the Board of Directors of XTRA Corporation, a truck leasing company.

     Wilmer J. Thomas, Jr., age 68, Vice Chairman of the Company since January 11, 1989, is a private investor. Mr. Thomas served as Treasurer of the Company from January 1989 to January 1994. Mr. Thomas serves on the Boards of Directors of Moore Medical Corp., a pharmaceutical and surgical supply company, and Oak Hills Sportswear Corp., a clothing company.

     The executive officers of the Registrant, in addition to Messrs. Markin, Tessler, Solomon and Thomas, are:

     Jay H. Harris, age 58, has been Executive Vice President and Chief Operating Officer of the Company for more than the past five years and a Vice President of Motors since 1991. Mr. Harris was a director of the Company from 1978 until January 11, 1989.

     Marlan R. Smith, age 51, has been Treasurer of the Company since January 1994 and Vice President and Treasurer of Motors since March 1988. Prior to being elected Treasurer of the Company, he served as Assistant Treasurer since January 1989.

     Kevin J. Hanley, age 39, has been Controller of the Company since January 1994 and Secretary and Controller of Motors since December 1989.

     Willard R. Hildebrand, age 55, was elected as President and Chief Executive Officer of Great Dane effective January 1, 1992. Mr. Hildebrand had served as President and Chief Operating Officer of Fiatallis North America, Inc., a manufacturer of heavy construction and agricultural equipment, for more than five years prior thereto.

     Larry D. Temple, age 48, has been Group Vice President of Motors since September 1989. Mr. Temple served as Vice President of Manufacturing from 1988 to 1989.

     John T. Wise, age 49, has been President of SCSM since July 1992. He was Vice President - General Manager from 1989 to 1992.

     Jeffrey M. Feldman, age 44, has been President of Yellow Cab since 1983.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION

     The following table sets forth the 1994 annual compensation for the Company's Chief Executive Officer and the five highest paid executive officers, as well as the total compensation paid to each individual for the Company's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE
       Name and                                 Other Annual    All Other
  Principal Position   Year   Salary     Bonus  Compensation  Compensation
  ------------------   ----   ------     -----  ------------  ------------
David R. Markin        1994 $1,230,000 $300,000 $247,007<F1>   $1,500<F5>
   President, Chief    1993  1,230,000  250,000  246,519<F1>    2,249<F5>
   Executive Officer   1992  1,230,000  150,000  239,594<F1>    2,182<F5>
   and Director

Jay H. Harris          1994    431,250  250,000        0        1,500<F5>
   Executive Vice      1993    350,000  250,000        0        2,249<F5>
   President and Chief 1992    326,016  125,000        0        2,182<F5>
   Operating Officer

Willard R. Hildebrand  1994    287,725  225,000   15,463<F2>        0
   President and Chief 1993    203,500  150,000    7,304<F2>        0
   Executive Officer   1992    190,175  105,000    4,133<F2>  106,368<F6>
   of Great Dane

                     SUMMARY COMPENSATION TABLE--Continued
       Name and                                 Other Annual    All Other
  Principal Position   Year   Salary     Bonus  Compensation  Compensation
  ------------------   ----   ------     -----  ------------  ------------
Jeffrey M. Feldman     1994 $  220,500 $150,000   86,263<F3>    1,500<F5>
  President of         1993    210,000  150,000   85,008<F3>    2,249<F5>
   Yellow Cab          1992    186,667  150,000   77,755<F3>    2,182<F5>

Martin L. Solomon      1994          0        0  400,000<F4>        0
   Vice Chairman and   1993          0        0  400,000<F4>        0
   Secretary           1992          0        0  400,000<F4>        0

Allan R. Tessler       1994          0        0  400,000<F4>        0
   Chairman of the     1993          0        0  400,000<F4>        0
   Board               1992          0        0  400,000<F4>        0

Wilmer J. Thomas, Jr.  1994          0        0  400,000<F4>        0
   Vice Chairman       1993          0        0  400,000<F4>        0
                       1992          0        0  400,000<F4>        0
- ---------------

<F1>Other compensation for Mr. Markin includes:
                                    1992        1993        1994
                                   ------      ------      ------
     Consulting fees              $190,000    $190,000    $190,000
     Life insurance                 37,023      41,027      41,710
     Automobile                      5,100       8,125       9,750
     Club dues                       7,471       7,367       5,547
                                  --------    --------    --------
                                  $239,594    $246,519    $247,007
                                  ========    ========    ========
<F2>Other compensation for Mr. Hildebrand includes:
                                     1992        1993        1994
                                    ------      ------      ------
     Life insurance               $    806    $  1,560    $  3,474
     Automobile                        927       2,324       3,316
     Club dues                       2,400       3,420       5,887
     Other                               0           0       2,786
                                  --------    --------    --------
                                  $  4,133    $  7,304    $ 15,463
                                  ========    ========    ========
<F3>Other compensation for Mr. Feldman includes:
                                     1992        1993        1994
                                    ------      ------      ------
     Consulting fees              $ 57,000    $ 57,000    $ 59,000
     Life insurance                 10,739      11,253      11,973
     Automobile                      1,537       1,748       4,335
     Club dues                       8,479      15,007      10,955
                                  --------    --------    --------
                                  $ 77,755    $ 85,008    $ 86,263
                                  ========    ========    ========
<F4>Consulting fees.
<F5>Matching contributions under Motors 401(k) plan.
<F6>Relocation expenses.

COMPENSATION PURSUANT TO PLANS

     GREAT DANE PENSION AND EXCESS BENEFIT PLANS

     Great Dane has in effect a defined benefit employee pension plan entitled Retirement Plan For Great Dane Trailers, Inc. (the "Retirement Plan") covering substantially all of its employees. Pension benefits are subject to limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"), and the Employee Retirement Income Security Act of 1974, as amended, with respect to the annual amount of benefits provided by employer contributions. Effective January 1, 1994, Great Dane adopted the Supplemental Retirement Income Plan (the "Great Dane Excess Benefit Plan") for officers of Holdings who are participants in the Checker Motors Pension Plan and officers of Great Dane, in each case whose annual compensation exceeds $150,000. The Great Dane Excess Benefit Plan provides benefits which cannot be provided under the Retirement Plan because of the $150,000 compensation limit under the Code. Considered compensation under the Great Dane Excess Benefit Plan is limited to $235,840 (adjusted for inflation) per year. The benefits under the Great Dane Excess Benefit Plan are not funded and will be paid from Great Dane's general assets.

     Effective as of July 1, 1988, the assets and the liabilities attributable to active and former employees under the Amended and Restated International Controls Corp. Pension Plan as of June 30, 1988 were transferred to the Retirement Plan and Holdings adopted the Retirement Plan for the benefit of its employees. With respect to benefits accruing after June 30, 1984, to a participant who was a participant under the Amended and Restated International Controls Corp. Pension Plan as of June 30, 1988, the following table shows the estimated annual benefits payable upon retirement at age 65 under the plan to specified average annual compensation and years of benefit service classifications. The following amounts would be reduced by a Social Security offset:

                                  Years of Benefit Service
                    --------------------------------------------------------
   Average
   Annual
Compensation          1           5          10          15          20
- ------------         ---         ---        ----        ----        ----
  $100,000         $2,000      $10,000    $ 20,000    $ 30,000    $ 40,000
   150,000          3,000       15,000      30,000      45,000      60,000
   200,000          4,000       20,000      40,000      60,000      80,000
   250,000          5,000       25,000      50,000      75,000     100,000
   300,000          5,000       25,000      60,000      90,000     118,800*
   400,000          5,000       25,000      80,000     118,800*    118,800*
   500,000          5,000       25,000     100,000     118,800*    118,800*
- --------------------

*Maximum permitted in 1994

     For Mr. Hildebrand, the following are credited years of service under the Retirement Plan and 1994 salary covered by the Retirement Plan:

                                               Expected       1994 Salary
                               Credited        Credited       Covered by
                               Years of        Years of       Retirement
                                Service      Service at 65       Plan
                               ---------     -------------    ----------
Willard R. Hildebrand              4              14           $150,000

     Mr. Harris has an aggregate of 24 years of benefit service under the Retirement Plan (8 years) and the Amended and Restated International Controls Corp. Pension Plan (16 years) and will receive benefits of approximately $74,000 per year at age 65.

     MOTORS PENSION AND EXCESS BENEFIT PLANS

     Motors maintains a defined benefit employee pension plan entitled Checker Motors Pension Plan (the "Pension Plan") covering substantially all of its non-union employees of Motors and its subsidiaries other than SCSM, and, effective January 1, 1992, the employees of the Company.

     Motors, as the successor in interest to the Partnership, also maintains the Checker Motors Co., L.P. Excess Benefit Retirement Plan (the "Partnership Excess Benefit Plan"). The Partnership Excess Benefit Plan provides benefits which cannot be provided under the Retirement Plan because of the $150,000 compensation limit under the Code. At the present time, David R. Markin and Jeffrey M. Feldman are the only individuals named above who would receive benefits under the Partnership Excess Benefit Plan. Considered compensation under the Partnership Excess Benefit Plan is limited to $300,000. The benefits under the Partnership Excess Benefit Plan are not funded and will be paid from Motors' general assets.

     Set forth below are the estimated annual benefits for participants in the Pension Plan (including benefits payable under the Partnership Excess Benefit Plan) who have been employed by Motors for the indicated number of years prior to retirement, assuming retirement at age 65 in 1994:

    Average
 Compensation     Estimated Annual Benefits for Years of Service Indicated
(as defined in    --------------------------------------------------------
     plan)           10          20          30          40          50
 -------------      ----        ----        ----        ----        ----
   $100,000       $ 13,864    $ 28,670    $ 46,938    $ 66,073    $ 75,784
    150,000         21,364      46,170      74,438     103,573     118,284
    200,000         28,864      63,670     101,938     141,073     160,784
    250,000         36,364      81,170     129,438     178,573     203,284
    300,000         43,864      98,670     156,938     216,073     245,784
    400,000         43,864      98,670     156,938     216,073     245,784
    500,000         43,864      98,670     156,938     216,073     245,784

    The above benefit projections were prepared on the assumption that the participant made participant contributions to the Pension Plan for all years in which he was eligible to contribute, and that Social Security covered compensation is $1,893.

    For those executive officers named above, the following are credited years of service under the Pension Plan and Excess Benefit Plans and 1994 salary covered by the Pension Plan:

                                              Expected         1994 Salary
                            Credited          Credited           Covered
                              Years            Year of             by
                               of              Service           Pension
                             Service            at 65             Plan
                             -------           -------           -------
David R. Markin                40                41             $150,000
Jay H. Harris                   3                10              150,000
Jeffrey M. Feldman             16                37              150,000

     SALARY CONTINUATION PLAN

     Motors entered into Stated Benefit Salary Continuation Agreements (the "Agreements") with certain officers and employees (the "Salary Plan") pursuant to which such participants will receive benefits upon attaining age 65 (or their beneficiaries will receive benefits upon their death prior to or within 120 months after such executives or employees attain age 65).

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
                                                   Benefit
                       Annual                      Payable        Total
                       Benefit        Total         Upon      Survivorship
                       Payable       Benefit        Death        Benefit
                        Upon         Payable      Prior to       Payable
                      Attaining       Over        Attaining    Over Three
                       Age 65       Ten Years      Age 65         Years
                      ---------     ---------     ---------    ----------
David R. Markin       $240,000    $2,400,000      $368,000    $1,104,000
Jeffrey M. Feldman      19,950       199,500        79,800       239,400

1994 OPTION PLAN

     On November 16, 1994, the Board of Directors adopted the 1994 Option Plan, subject to approval by the Compensation Committee (the composition of which committee is described below) and by the stockholders at the first annual meeting of stockholders after the consummation of the IPO. The 1994 Option Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to employees of the Company and for the granting of nonstatutory stock options and stock appreciation rights ("Rights") to employees, consultants, non-employee directors and other persons providing goods or services to the Company. Under the 1994 Option Plan, a total of 1,680,000 shares of Common Stock (after giving effect to a 16,800 to 1 stock split to be effectuated prior to the consummation of the IPO) have been reserved for issuance. The maximum number of shares of Common Stock with respect to which options or Rights may be granted during the life of the 1994 Option Plan to any employee cannot exceed 400,000. On January 25, 1995, the Board of Directors granted nonstatutory options under the 1994 Option Plan to certain employees to purchase 174,500 shares of Common Stock at 50% of the IPO price. The grants are subject to the consummation of the IPO, approval of the 1994 Option Plan by the Compensation Committee and the stockholders and ratification of the grants by the Compensation Committee. The options will be exercisable for five years commencing one year from the date on which the IPO is consummated.

     The 1994 Option Plan will be administered by the Compensation Committee which, when constituted, will consist of persons who are "disinterested persons" within the meaning of Rule 16(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Compensation Committee will have the power, subject to the terms of the 1994 Option Plan, to determine the recipients and terms of any options or Rights granted, including the exercise price, number of shares subject to the option or Rights and the exercisability thereof. Options and Rights granted under the 1994 Option Plan may not be transferred except by will or the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by such optionee or such optionee's guardian or legal representative.
If an optionee's employment or other relationship with the Company terminates for any reason, the employee's options and Rights shall immediately terminate, except that: (i) upon termination of employment due to disability or retirement, an optionee may generally exercise options or Rights that have not expired on such date for a period of two years after the date of termination of employment; and (ii) upon termination of employment as a result of death, or in the event of the employee's death within the periods described in (i), above, an optionee's legal representative may generally exercise options or Rights that have not expired on such date for a period of 12 months after the date of death. Options granted to non-employee directors, consultants and other persons providing goods and services to the Company will be subject to such terms as the Compensation Committee shall determine.

     The exercise price of all incentive stock options granted under the 1994 Option Plan must be at least equal to the fair market value of the shares of Common Stock subject to the option on the date the option is granted. The exercise price of all nonstatutory stock options granted under the 1994 Option Plan is to be determined by the Compensation Committee but cannot be less than the minimum required to comply with any applicable law, rule or regulation. The term of options granted under the 1994 Option Plan may not exceed 10 years. Notwithstanding the above, incentive stock options granted to an employee that owns more than 10% of the voting power of all classes of stock of the Company must have an exercise price at least equal to 110% of the fair market value of the stock subject to the option on the date the option is granted and must have a term that does not exceed five years.

     Options may be exercised either in cash or with Common Stock having a fair market value equal to the exercise price of the option on the date the option is exercised.

     Each option and Right granted under the 1994 Option Plan is exercisable in whole or in part at any time, or from time to time, as determined by the Compensation Committee, provided that the election to exercise an option or a Right is made in accordance with applicable federal and state laws and regulations, and, unless the optionee dies or becomes disabled, the option or Right cannot be exercised during the first six months of the option period. An option is vested and becomes immediately exercisable if: any person within the meaning of Sections 13(d) and 14(d) of the Exchange Act, other than the Company or the current stockholders of the Company, becomes the beneficial owner, within the meaning of Rule 13d-3 of the Exchange Act, of 75% or more of the Company's outstanding voting securities, unless such ownership has been approved by the Board of Directors of the Company; the first day on which shares of Common Stock are purchased pursuant to a tender offer or exchange offer, unless the offer is made by the Company or approved by its Board of Directors; the stockholders of the Company have approved an agreement to merge or consolidate with or into another corporation (and the Company is not the survivor of the merger or consolidation), or an agreement to sell or otherwise dispose of all or substantially all of the Company's assets (which includes a plan of liquidation), unless the Board of Directors has resolved that options do not automatically vest; or during any period of two consecutive years, individuals who at the beginning of the period constituted a majority of the Board of Directors cease to constitute a majority thereof, unless the election or the nomination for the election by the Company's stockholders of each new director was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period. In addition, the Compensation Committee has the authority at any time or from time to time to accelerate the vesting of any individual option and to permit any option not yet exercisable to become immediately exercisable.

     Unless terminated sooner, the 1994 Option Plan will terminate 10 years from the Effective Date. The Board of Directors has authority to amend or terminate the 1994 Option Plan, provided no such action may impair the rights of the holder of any outstanding option or Rights.

     No Right can be exercised by an optionee unless the Company has been subject to the reporting requirements of Section 12 of the Exchange Act for at least one year prior to the date of exercise and has filed all reports and statements required to be filed during that period, and the Company on a regular basis releases for publication quarterly and annual summary statements of sales and earnings. No Common Stock can be delivered by the Company pursuant to the exercise of an option or a Right until qualified for delivery under applicable securities laws and regulations, as determined by the Compensation Committee, until the Common Stock is listed on each securities exchange on which the Common Stock may then be listed, and until the exercise price of the option is received by the Company either in cash or in Common Stock.

COMPENSATION OF DIRECTORS

     The directors did not receive any fees for their services as directors in 1994. See "Compensation Committee Interlocks and Insider Participation."

EMPLOYMENT AGREEMENTS

     Motors, as a successor to the Partnership, is party to an Amended and Restated Employment Agreement dated as of November 1, 1985, as further amended, with David R. Markin pursuant to which Mr. Markin is to serve as President, Chief Executive Officer and Chief Operating Officer of the Partnership until April 30, 1996, subject to extension (the "Termination Date"), at a minimum salary of $600,000 per annum, together with the payment of certain insurance premiums, the value of which have been included in the Summary Compensation Table above. The beneficiaries of these insurance policies are designated by Mr. Markin. Mr. Markin continues to be eligible to participate in profit sharing, pension or other bonus plans of the Motors. Pursuant to the Amended and Restated Employment Agreement, in the event of Mr. Markin's death, the Company shall pay Mr. Markin's estate the compensation which would otherwise be payable to him for the period ending on the last day of the month in which death occurs. In addition, Motors shall pay to Mr. Markin's beneficiaries deferred compensation from the date of his death through the Termination Date in an annual amount equal to one-third of his base salary at the date of his death. In the event of termination of the Amended and Restated Employment Agreement for any reason other than cause, disability or death, Mr. Markin shall continue to serve as a consultant to Motors for a period of five years, for which he shall receive additional compensation in the amount of $50,000 per annum. Motors has agreed to indemnify Mr. Markin from certain liabilities arising out of his service to Motors, except for liabilities resulting from his gross negligence or willful misconduct. Effective January 1, 1994, Mr. Markin and the Company memorialized in writing their agreement, pursuant to which Mr. Markin has been compensated by the Company since January 11, 1989, on substantially the same terms as are set forth above.

     The Company entered into an employment agreement as of July 1, 1992, with Jay H. Harris pursuant to which Mr. Harris serves as Executive Vice President and Chief Operating Officer of the Company until June 30, 1995, subject to extension or earlier termination, at a minimum salary of $350,000 per annum, an incentive bonus to be determined by the Board of Directors, and such other fringe benefits and plans as are available to other executives of the Company. Upon the happening of certain events, including a change in control (as defined therein) of the Company or retirement after June 30, 1994, Mr. Harris is entitled to compensation in an amount equal to the greater of (a) five percent of the increase in the Company's retained earnings, subject to certain adjustments, during the period commencing on March 31, 1992, and ending on the last day of the month preceding the event which triggers the payment (the "Termination Payment") and (b) 2.99 times his then base salary. If Mr. Harris were to die or become disabled, he or his estate would receive the greater of (a) one year's base compensation or (b) the Termination Payment. Payments in either case would be made over a period of time, the length of which would be dependent on the amount due to Mr. Harris. Mr. Harris has agreed to serve as a consultant to the Company during the first year after termination for no compensation beyond his expenses incurred in connection with rendering such services. The Company has agreed to indemnify Mr. Harris to the full extent allowed by law. Motors has guaranteed the Company's obligations. Mr. Harris' current salary is $500,000.

     Yellow Cab is party to an Amended and Restated Employment Agreement dated as of June 1, 1992, with Jeffrey Feldman pursuant to which Mr. Feldman serves as President of Yellow Cab until February 1, 1996, subject to extension (the "Termination Date"), at a minimum salary of $200,000 per annum, together with certain insurance premiums, the value of which have been
included in the Summary Compensation Table above.   The beneficiaries of
these insurance policies are designated by Mr. Feldman. Mr. Feldman is eligible to participate in profit sharing, pension or other bonus plans implemented by Yellow Cab or Motors. Pursuant to the Amended and Restated Employment Agreement, in the event of Mr. Feldman's death, Yellow Cab shall pay Mr. Feldman's estate the amount of compensation which would otherwise be payable to him for the period ending on the last day of the month in which death occurs. In addition, Yellow Cab shall pay to Mr. Feldman's estate deferred compensation from the date of his death to the Termination Date in an annual amount equal to one-third of his base salary at the date of his death. In the event of the termination of the Amended and Restated Employment Agreement for any reason other than cause, disability or death, Mr. Feldman shall continue to serve as a consultant to Yellow Cab for a period of five years (if terminated by Mr. Feldman) or seven years if terminated by Yellow Cab, for which he shall receive compensation in the amount of $75,000 per annum. Yellow Cab has agreed to indemnify Mr. Feldman from certain liabilities arising out of his service to Yellow Cab, except for liabilities resulting from his gross negligence or willful misconduct.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has had no separate compensation committee or other committee providing equivalent functions. Each of Messrs. Markin, Solomon, Tessler and Thomas is an executive officer of Holdings and participates, as a director, in the deliberations concerning executive officer compensation. During 1994, Mr. Markin served on the compensation committee of Enhance Financial Services Group Inc. and Data Broadcasting Corporation and Mr. Tessler served as an executive officer of each of these companies.

     As of December 31, 1994, Country holds $0.6 million principal amount of 7% Notes due December 1, 1996, issued by Enhance Financial Services Group Inc. Mr. Markin is a director of and served on the compensation committee of that company.

     During 1994, the Company used, on a month-to-month basis, an airplane owned by a corporation of which Mr. Tessler is the sole shareholder. The Company paid $90,000 per month for such use.

     Each of Messrs. Markin, Solomon, Tessler and Thomas provides consulting services to Yellow Cab and each received for such services $10,000 per month in 1994. Messrs. Solomon, Tessler and Thomas also provide consulting services (a) to Motors for which they each received monthly fees of $5,000 and (b) to Country for which they each received monthly fees of approximately $18,300 in 1994. Mr. Markin serves as a consultant to Chicago AutoWerks for which he received monthly fees of approximately $1,200, and to Country, for which he received monthly fees of approximately $4,600 in 1994. Upon consummation of the IPO, these fees will be reduced to a fee of $50,000 per year for each of Messrs. Markin, Solomon, Tessler and Thomas, in payment for consulting services to Country.

     On September 24, 1992, American Country Financial Services Corp. ("AFSC"), a subsidiary of Country, purchased from The Mid City National Bank of Chicago the promissory note dated July 30, 1992, made by Checker Services, Inc., formerly King Cars, Inc. ("Services"), in the principal amount of $381,500 plus accrued interest in the amount of $3,560. The note, which was renewed several times, had outstanding principal and accrued interest as of September 30, 1994, of approximately $430,000 and matured in December 1994. Until October 1994 when Checker Taxi Association purchased 45% of Services for $250,500 (which amount was used by Services to pay accrued interest and to reduce the principal amount of the note), Services was owned by Messrs. Markin, Solomon, Tessler, Thomas and Feldman. The balance of the note (except for $57,309 which was forgiven) was paid prior to December 31, 1994. Services is a party to an agreement dated December 15, 1992, with Yellow Cab pursuant to which Yellow Cab purchases from Services display frames for installation in its taxicabs and Services furnishes Yellow Cab advertising copy for insertion into the frames. Services receives such advertising copy as an agent in Chicago for an unrelated company which is in the business of selling and arranging for local and national advertising. Of the revenues generated from such advertising, 30% will be retained by Services and the balance will be delivered to Yellow Cab until such time as Yellow Cab has recovered costs advanced by it for the installation of advertising frames in 500 of its taxicabs (approximately $78,000). The terms of Yellow Cab are the same or more favorable than those offered by Services to unrelated third parties.

     Each of Messrs. Markin, Solomon, Tessler and Thomas received from Holdings interest payments of $790,428 in 1994 pursuant to the terms of the senior notes held by them (see Note F of the Notes to Consolidated Financial Statements - December 31, 1994).

     Jeffrey M. Feldman is the nephew of David R. Markin.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Common Stock, which is the only class of stock of the Company, is owned as follows:

                         No. of Shares of Common Stock           Percent of
Name                    of Record and Beneficially Owned            Class
- ----                    --------------------------------         ----------
David R. Markin                       325                            32.5
Martin L. Solomon                     225                            22.5
Allan R. Tessler                      225                            22.5
Wilmer J. Thomas, Jr.                 225                            22.5

     The address of each of the shareholders is c/o Great Dane Holdings Inc., 2016 North Pitcher Street, Kalamazoo, Michigan 49007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Item 11. EXECUTIVE COMPENSATION - COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       1 and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

          The following consolidated financial statements and consolidated financial statement schedules of Great Dane Holdings Inc. and subsidiaries and the report thereon of independent auditors are filed as part of this Annual Report on Form 10-K and are incorporated by reference in Item 8:

     A.  Report of Independent Auditors.

     B.  Consolidated Financial Statements.

            Consolidated Balance Sheets as of December 31, 1993 and 1994.

            Consolidated Statements of Shareholders' Deficit for the years ended December 31, 1992, 1993 and 1994.

            Consolidated Statements of Operations for the years ended December 31, 1992, 1993 and 1994.

            Consolidated Statements of Cash Flows for the years ended December 31, 1992, 1993 and 1994.

            Notes to Consolidated Financial Statements - December 31, 1994.

     C.  Consolidated Financial Statement Schedules.

            Schedule III  - Condensed Financial Information of Registrant

            Schedule VIII - Valuation and Qualifying Accounts

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

February 15, 1995                    GREAT DANE HOLDINGS, INC.


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



/s/ Allan R. Tessler             Chairman of the Board        February 15, 1995
- --------------------------
  Allan R. Tessler


/s/ David R. Markin           President, Chief Executive      February 15, 1995
- --------------------------        Officer and Director
  David R. Markin


/s/ Jay H. Harris              Executive Vice President       February 15, 1995
- --------------------------     and Chief Operating Officer
  Jay H. Harris


/s/ Marlan R. Smith              Treasurer (Principal         February 15, 1995
- --------------------------       Financial Officer and
  Marlan R. Smith            Principal Accounting Officer)



/s/ Martin L. Solomon         Vice Chairman of the Board      February 15, 1995
- --------------------------            and Secretary
  Martin L. Solomon


                              Vice Chairman of the Board
- --------------------------
  Wilmer J. Thomas, Jr.

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS


The following consolidated financial statements of Great Dane Holdings Inc. and subsidiaries are submitted herewith in response to Item 8:

                                                                           Page
                                                                           ----

- - Report of Independent Auditors                                            F-1

- - Consolidated Balance Sheets as of December 31, 1993 and 1994              F-2

- - Consolidated Statements of Shareholders' Deficit for the
  Years Ended December 31, 1992, 1993 and 1994                              F-4

- - Consolidated Statements of Operations for the Years Ended
  December 31, 1992, 1993 and 1994                                          F-5

- - Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1992, 1993 and 1994                                          F-6

- - Notes to Consolidated Financial Statements--December 31, 1994             F-8

The following consolidated financial statement schedules of Great Dane Holdings Inc. and subsidiaries are submitted herewith in response to Item 14(d):

Schedule III  -  Condensed Financial Information of Registrant              S-1

Schedule VIII -  Valuation and Qualifying Accounts                          S-4

Schedule XIV  -  Supplemental Information Concerning Property-
                 Casualty Insurance Operations                              S-6

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Great Dane Holdings Inc.


We have audited the accompanying consolidated balance sheets of Great Dane Holdings Inc. and subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Dane Holdings Inc. and subsidiaries at December 31, 1993 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                          /s/ Ernst & Young LLP




Kalamazoo, Michigan
February 14, 1995

                          CONSOLIDATED BALANCE SHEETS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                   (dollars in thousands, except share data)


                                                          December 31,
                                                        1993        1994
                                                      --------    --------
ASSETS:
  Cash and cash equivalents                          $  40,078   $  34,875
  Accounts receivable, less allowance for doubtful
    accounts of $748 (1993) and $1,342 (1994)
    (Note F)                                            75,701      90,076
  Inventories (Notes C and F)                           94,112      96,580
  Other current assets                                  11,823      19,729
                                                     ----------  ----------
      Total current assets                             221,714     241,260

  Property, plant and equipment, net (Notes D,
     F and G)                                          122,355     113,948
  Insurance Subsidiary's investments (Note E)           90,838      91,094
  Cost in excess of net assets acquired, net of
    accumulated amortization of $6,252 (1993)
    and $7,502 (1994)                                   43,743      42,493
  Trademark, net of accumulated amortization
    of $1,750 (1993) and $2,100 (1994)                  11,696      11,346
  Other assets                                          26,990      21,910























                                                     ----------  ----------

    Total assets                                     $ 517,336   $ 522,051
                                                     ==========  ==========

                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                   (dollars in thousands, except share data)

                                                          December 31,
                                                        1993        1994
                                                      --------    --------
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                                   $  77,876   $  80,863
  Notes payable (Note F)                                 5,000       5,000
  Income taxes payable (Note J)                          7,726      12,663
  Accrued compensation                                  15,838      17,955
  Accrued interest                                      11,746      11,802
  Customer deposits                                        730      14,113
  Other accrued liabilities                             37,341      36,402
  Current portion of long-term debt                     14,321      13,613
                                                     ----------  ----------
      Total current liabilities                        170,578     192,411
  Long-term debt, excluding current portion
    (Note F):
      Shareholders                                      30,000      30,000
      Other                                            246,952     244,652
                                                     ----------  ----------
                                                       276,952     274,652
  Insurance Subsidiary's unpaid losses and loss
    adjustment expenses                                 71,179      69,318
  Unearned insurance premiums                            9,547      12,203
  Deferred income taxes                                  9,803       2,750
  Postretirement benefits other than pensions
    (Note H)                                            49,609      51,061
  Other noncurrent liabilities                          39,053      46,372
  Minority interest (Notes G and I)                     40,132         586
                                                     ----------  ----------
      Total liabilities                                666,853     649,353

  Shareholders' deficit (Notes A, E and F):
    Common stock, par value $1.00:
      Authorized 3,000 shares
      Outstanding 1,000 shares                               1           1
    Additional paid-in capital                          14,999      14,999
    Retained earnings (deficit)                        (36,217)    (11,869)
    Unrealized appreciation (depreciation) on
      Insurance Subsidiary's investments in
      certain debt and equity securities                    73      (2,060)
    Notes receivable from shareholders                    (625)       (625)
    Amount paid in excess of Motors's net assets      (127,748)   (127,748)
                                                     ----------  ----------
      Total shareholders' deficit                     (149,517)   (127,302)

  Commitments and contingencies (Note G)
                                                     ----------  ----------
      Total liabilities and
        shareholders' deficit                        $ 517,336   $ 522,051
                                                     ==========  ==========

See notes to consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                         (dollars in thousands)


                                                                  Unrealized
                                                                 Appreciation
                                                                (Depreciation)              Amount
                                                                      on         Notes      Paid in
                                          Additional              Investments Receivable   Excess of
                                Common      Paid-In    Retained   in Certain     from      Motors's
                                 Stock      Capital    Earnings   Securities    Share-    Net Assets
                               (Note A)    (Note A)    (Deficit)   (Note E)     holders    (Note A)
                               --------   ----------   --------   ----------  ----------  ----------
Balances at January 1, 1992     $   1       $14,999   $ 14,600    $    399      $(625)    $(127,748)

Unrealized depreciation on
  investment in equity
  securities                      ---           ---        ---        (367)       ---           ---
Net loss                          ---           ---     (7,555)        ---        ---           ---
                                -----       -------   ---------    --------     ------    ----------
Balances at December 31, 1992       1        14,999      7,045          32       (625)     (127,748)

Unrealized appreciation on
  investment in equity
  securities                      ---           ---        ---          41        ---           ---
Net loss                          ---           ---    (43,262)        ---        ---           ---
                                -----       -------   ---------    --------     ------    ----------
Balances at December 31, 1993       1        14,999    (36,217)         73       (625)     (127,748)

Unrealized depreciation on
  investment in certain debt
  and equity securities           ---           ---        ---      (2,133)        ---           ---
Net income                        ---           ---     24,348         ---         ---           ---
                                -----       -------   ---------    --------     ------    ----------
Balances at December 31, 1994   $   1       $14,999   $(11,869)    $(2,060)     $(625)    $(127,748)
                                =====       =======   =========    ========     ======    ==========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)

                                                Year Ended December 31,
                                              1992       1993       1994
                                            --------   --------   --------
Revenues:
  Trailer manufacturing and distribution  $ 536,336  $ 711,862  $  859,089
  Automotive products manufacturing         112,631    127,925     157,568
  Vehicular operations including rental
    income of $37,382 (1992); $38,360
    (1993) and $38,712 (1994)                40,580     42,103      43,653
  Insurance premiums earned                  27,186     27,436      36,167
                                          ---------- ---------- -----------
      Total revenues                        716,733    909,326   1,096,477
Cost of revenues:
  Cost of sales                            (561,546)  (728,471)   (870,656)
  Cost of vehicular operations              (30,120)   (30,916)    (32,066)
  Cost of insurance operations              (19,204)   (19,418)    (26,510)
                                          ---------- ---------- -----------
      Total cost of revenues               (610,870)  (778,805)   (929,232)
                                          ---------- ---------- -----------
Gross profit                                105,863     130,521    167,245
Selling, general and administrative
  expense                                   (76,877)   (83,176)    (91,600)
Interest expense                            (42,726)   (41,614)    (40,165)
Interest income                               8,895      7,396       7,101
Other income (expense), net                  (2,023)     3,494       1,002
Special charge--Note G                          ---     (7,500)        ---
                                          ---------- ---------- -----------
Income (loss) before minority equity,
  income taxes, and accounting changes       (6,868)     9,121      43,583
Minority equity (Notes B and I)                 ---        ---        (586)
                                          ---------- ---------- -----------
Income (loss) before income taxes
  and accounting changes                     (6,868)     9,121      42,997
Income tax expense (Note J)                    (687)    (5,757)    (18,649)
                                          ---------- ---------- -----------
Income (loss) before accounting changes      (7,555)     3,364      24,348
Accounting changes (Notes H and J)              ---    (46,626)        ---
                                          ---------- ---------- -----------
Net income (loss)                         $  (7,555) $ (43,262) $   24,348
                                          ========== ========== ===========
Weighted average number of shares used
  in per share computations (Note A)          1,000      1,000       1,000
                                          ========== ========== ===========
Income (loss) per share:
  Income (loss) before accounting
    changes                               $  (7,555) $   3,364  $   24,348
  Accounting changes                            ---    (46,626)        ---
                                          ---------- ---------- -----------
  Net income (loss) per share             $  (7,555) $ (43,262) $   24,348
                                          ========== ========== ===========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                             (dollars in thousands)


                                                Year Ended December 31,
                                              1992       1993       1994
                                            --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $  (7,555) $ (43,262) $  24,348
  Adjustment to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Accounting changes                         ---     46,626        ---
      Depreciation and amortization           21,054     23,295     22,594
      Deferred income tax benefit             (4,311)    (8,512)    (9,044)
      Amortization of cost in excess of net
        assets acquired                        1,250      1,250      1,250
      Amortization of debt discount            1,181      1,372      1,595
      (Gain) loss on sale of property,
        plant and equipment                      217        207       (376)
      Investment gains                          (690)    (1,079)      (276)
      Increase in minority equity                ---        ---        586
      Other noncash charges                    6,386      7,562     10,203
      Changes in operating assets and
        liabilities:
          Accounts receivable                (12,788)   (11,970)   (15,140)
          Finance lease receivables            5,131      4,408      1,511
          Inventories                         (7,820)   (22,251)    (2,468)
          Other assets                        (5,634)       679     (2,463)
          Accounts payable                     8,281     21,193      2,987
          Income taxes                         4,489        824      6,037
          Unpaid losses and loss
            adjustment expenses                5,046     (4,601)    (1,861)
          Unearned insurance premiums          4,673       (917)     2,656
          Postretirement benefits other
            than pension                         ---      4,497      1,452
          Other liabilities                    6,288     11,359     12,760
                                           ---------- ---------- ----------
NET CASH FLOW PROVIDED BY OPERATING
  ACTIVITIES                                  25,198     30,680     56,351

                CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                             (dollars in thousands)


                                                Year Ended December 31,
                                              1992       1993       1994
                                            --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                              $ (17,549) $ (20,006) $ (18,209)
  Proceeds from disposal of property,
    plant and equipment and other
    productive assets                          2,783      2,599      1,979
  Purchase of investments available for
    sale                                         ---        ---    (10,124)
  Purchase of investments held to maturity   (32,190)   (64,052)   (13,220)
  Proceeds from sale of investments
    available for sale                           ---        ---      2,769
  Proceeds from maturity and redemption
    of investments held to maturity           31,617     65,019     17,567
                                           ---------- ---------- ----------
NET CASH FLOW USED IN INVESTING
  ACTIVITIES                                 (15,339)   (16,440)   (19,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                    32,090      2,500     10,069
  Repayments of borrowings                   (39,772)   (17,967)   (14,672)
  Return of limited partner's capital         (1,035)      (894)   (37,713)
                                           ---------- ---------- ----------
NET CASH FLOW USED IN FINANCING
  ACTIVITIES                                  (8,717)   (16,361)   (42,316)
                                           ---------- ---------- ----------

Increase (decrease) in cash and cash
  equivalents                                  1,142     (2,121)    (5,203)

Beginning cash and cash equivalents           41,057     42,199     40,078
                                           ---------- ---------- ----------

ENDING CASH AND CASH EQUIVALENTS           $  42,199  $  40,078  $  34,875
                                           ========== ========== ==========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                               December 31, 1994


NOTE A--ORGANIZATION

  On October 19, 1994, International Controls Corp. ("ICC") changed its name and its jurisdiction of incorporation through a merger into its wholly-owned subsidiary, Great Dane Holdings Inc. (the "Company"), a Delaware corporation. Each of the outstanding shares of common stock of ICC was converted into a pro rata portion of 1,000 shares of common stock, $1 par value per share, of the Company. As a result of the above, the Company has 3,000 shares of $1 par value common stock authorized and 1,000 shares issued and outstanding. All share and per share data and affected amounts have been adjusted to reflect these changes as though they had occurred at the beginning of the earliest period presented. On November 16, 1994, the Company's Board of Directors approved a resolution, subject to shareholder approval, to be effective prior to the consummation of an initial public offering, increasing the number of authorized shares of common stock to 50 million, reducing the par value to $0.01 per common share and splitting the shares 16,800 for 1. This resolution also authorized 5 million shares of $1 par value preferred stock.

  The Company has two operating subsidiaries, Great Dane Trailers, Inc. ("Great Dane") and Checker Motors Corporation ("Motors"). During 1989, the Company purchased all of the common stock of Motors, the general partner of Checker Motors Co., L.P. (the "Partnership), a Delaware limited partnership (the "Motors acquisition").

  Immediately after the Motors acquisition, substantially all of Motors' former shareholders purchased, through Checker Holding Corp. ("Holding"), all of the outstanding common stock of the Company (the "Holding buyout"). Holding was created solely for the purpose of acquiring the stock of the Company and was subsequently merged into the Company. The Holding buyout has been accounted for as if Motors acquired the Company (a "reverse acquisition"), since there was no significant change in control of Motors.

  Under generally accepted accounting principles for reverse acquisitions, the net assets of Motors acquired in the Motors acquisition cannot be revalued to estimated fair value. Accordingly, the $127.7 million excess of the amount paid over the historical book value of Motors net assets has been accounted for as a separate component reducing shareholders' equity and is not subject to amortization. The fair value of Motors net assets, as estimated by management, is significantly greater than historical book value, but no appraisal of fair value is available.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Great Dane Holdings Inc. and its subsidiaries, including the Partnership and the Partnership's wholly-owned subsidiaries, including American Country Insurance Company ("Insurance Subsidiary"). All significant intercompany accounts and transactions have been eliminated.

  CASH EQUIVALENTS: The Company considers all highly liquid investments, other than Insurance Subsidiary investments, with a maturity of three months or less when purchased to be cash equivalents.

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued. . .

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

  Estimated depreciable lives are as follows:

    Buildings                                                      10-40 years
    Transportation equipment                                         2-6 years
    Machinery, equipment, furniture and fixtures                    3-12 years

  INTANGIBLE ASSETS: Intangible assets, principally cost in excess of net assets acquired and a trademark, are being amortized on the straight-line basis over periods of 5 to 40 years.

  CUSTOMER DEPOSITS: Substantially all customer deposits represent advanced payments from a customer in connection with tooling production for this customer.

  MINORITY INTEREST: Minority interest represents the limited partner's allocable share of the Partnership's net assets (see Notes G and I) and the share of net assets of South Charleston Stamping & Manufacturing Company ("SCSM") allocable to the minority interest holder.

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

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued. . .

  RECLASSIFICATION: Certain 1993 amounts have been reclassified to conform to the 1994 classifications.

NOTE C--INVENTORIES

    Inventories are summarized below (dollars in thousands):

                                                          December 31,
                                                       1993         1994
                                                     --------     --------
    Raw materials                                   $  53,105    $  60,998
    Work-in-process                                    10,956       15,877
    Finished goods                                     30,051       19,705
                                                    ----------   ----------
                                                    $  94,112    $  96,580
                                                    ==========   ==========

  Inventories would not differ materially if the first-in, first-out costing method were used for inventories costed by the LIFO method.

NOTE D--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are summarized below (dollars in thousands):

                                                          December 31,
                                                        1993        1994
                                                      --------    --------

    Land and buildings                               $  54,167   $  56,430
    Transportation equipment                            32,830      31,597
    Machinery, equipment, furniture and fixtures       125,067     129,085
                                                     ----------  ----------
                                                       212,064     217,112
    Less accumulated depreciation and amortization     (89,709)   (103,164)
                                                     ----------  ----------
                                                     $ 122,355   $ 113,948
                                                     ==========  ==========

NOTE E--INVESTMENTS

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with this statement, prior period financial statements have not been restated to reflect the change in accounting principle. The opening balance of

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE E--INVESTMENTS--Continued. . .

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

  Following is a summary of held-to-maturity and available-for-sale securities of the Insurance Subsidiary, which are generally reserved for Insurance Subsidiary operations, as of December 31, 1994:

                                              Held-To-Maturity
                              ---------------------------------------------
                                            Gross       Gross     Estimated
                                         Unrealized  Unrealized     Fair
                                Cost        Gains      Losses       Value
                              ---------  ----------  ----------   ---------
  U.S. Treasury securities
    and obligations of U.S.
    Government corporations
    and agencies              $  7,285    $      73  $     143    $  7,215
  Obligations of states and
    political subdivisions       8,828           51        367       8,512
  Mortgage-backed securities     3,142          ---        200       2,942
  Corporate and other debt
    securities                  25,943           88      1,005      25,026
                              --------     --------   --------    --------
                              $ 45,198     $    212   $  1,715    $ 43,695
                              ========     ========   ========    ========

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE E--INVESTMENTS--Continued. . .

                                              Available-For-Sale
                              ---------------------------------------------
                                            Gross       Gross     Estimated
                                         Unrealized  Unrealized     Fair
                                Cost        Gains      Losses       Value
                              ---------  ----------  ----------   ---------


  Obligations of states and
    political subdivisions    $  9,958    $     10    $    689    $  9,279
  Corporate and other debt
    securities                  23,198         272       1,148      22,322
                              --------    --------    --------    --------
      Total debt securities     33,156         282       1,837      31,601
  Equity securities             15,994         227       1,926      14,295
                              --------    --------    --------    --------
      Total available-for-
        sale                  $ 49,150     $   509    $  3,763    $ 45,896
                              ========     ========   ========    ========

  The amortized cost and estimated market value of debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Held-To-Maturity
                                                      ---------------------
                                                                  Estimated
                                                                    Fair
                                                        Cost        Value
                                                      --------    --------
  Due in one year or less                             $  7,300    $  7,314
  Due after one year through five years                 28,338      27,512
  Due after five years through ten years                 4,424       4,074
  Due after ten years                                    1,994       1,853
                                                      --------    --------
                                                        42,056      40,753
  Mortgage-backed securities                             3,142       2,942
                                                      --------    --------
                                                      $ 45,198    $ 43,695
                                                      ========    ========

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE E--INVESTMENTS--Continued. . .

                                                       Available-For-Sale
                                                      ---------------------
                                                                  Estimated
                                                                    Fair
                                                        Cost        Value
                                                      --------    --------
  Due in one year or less                             $    289    $    284
  Due after one year through five years                  2,847       2,833
  Due after five years through ten years                19,296      18,132
  Due after ten years                                   10,724      10,352
                                                      --------    --------
                                                      $ 33,156    $ 31,601
                                                      ========    ========

  The proceeds from sales of available-for-sale securities was $2.8 million for the year ended December 31, 1994. No gross gains or gross losses were realized on those sales during the year ended December 31, 1994.

  Bonds with an amortized cost of $2.3 million at December 31, 1994, were on deposit to meet certain regulatory requirements.

NOTE F--BORROWINGS

  Long-term debt is summarized below (dollars in thousands) (see Note O):

                                                          December 31,
                                                        1993        1994
                                                      --------    --------
    12-3/4% Senior Subordinated Debentures less
      debt discount of $11,124 (1993) and
      $9,725 (1994)                                  $ 120,916   $ 122,315
    14-1/2% Subordinated Discount Debentures less
      debt discount of $6,531 (1993) and
      $6,335 (1994)                                     54,816      55,012
    Notes payable to shareholders                       30,000      30,000
    Great Dane term loan payable                        21,511      17,411
    Great Dane Revolving credit line                    17,132      27,201
    Partnership term loan payable                       22,500      16,500
    Equipment term loan                                  5,500       3,500
    Economic Development term loan                      10,909      10,375
    Installment notes                                      979         ---
    Other debt                                           7,010       5,951
                                                     ----------  ----------
                                                       291,273     288,265
    Less current portion                               (14,321)    (13,613)
                                                     ----------  ----------
                                                     $ 276,952   $ 274,652
                                                     ==========  ==========

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE F--BORROWINGS--Continued. . .

  Interest on the $132 million face value of 12-3/4% Senior Subordinated Debentures is payable semiannually at the stated rate. The recorded debt discount is being amortized as interest expense over the expected life of the debentures using an imputed interest rate of approximately 15% compounded semiannually. Under the terms of the debentures, the Company's payment of dividends is limited to, among other things, 50% of consolidated net income subsequent to June 30, 1986, plus $12 million. At December 31, 1994, the Company was restricted from paying a dividend. The debentures are redeemable at the option of the Company in whole or in part at a decreasing premium. The debentures are subject to redemptions through a sinking fund whereby the Company is required to make five annual sinking fund payments of $18 million commencing August 1, 1996, with the final payment due August 1, 2001.

  Interest on the $61 million face value of 14-1/2% Subordinated Discount Debentures is payable semiannually at the stated rate. The recorded debt discount is being amortized as interest expense over the expected life of the debentures using an imputed interest rate of approximately 16.7% compounded semiannually. The 14-1/2% debentures are subject to redemption through a sinking fund whereby the Company is required to redeem, at their face value, on January 1 in each of the years 1997 through 2005, 7-1/2% of the principal amount of the debentures outstanding on January 1, 1997. The balance of debentures are due January 1, 2006. The debentures are callable any time at their face value and are subordinated to all present or future indebtedness of the Company not expressly subordinated to, or on a parity with, the debentures.

  The notes payable to shareholders, which were paid off in February 1995 (see Note O), bore interest payable quarterly in arrears at an annual rate equal to the prime rate of a New York bank (8.5% at December 31, 1994) plus 3-1/2%.

  In March 1990, Great Dane entered into a five year loan and security agreement ("Agreement") with certain banks. The Agreement made available to Great Dane a $33 million five-year term loan and a $47 million revolving credit line. In 1993, the maximum revolving credit line was increased to $65 million. The amount available under the revolving credit line is based upon the amount of Great Dane's eligible trade accounts receivable and inventory as defined in the Agreement. The additional amount available under the revolving credit line under the borrowing base terms of the Agreement totaled $30.2 million at December 31, 1994. The term loan is payable in equal monthly installments of $0.34 million plus interest at the bank's prime interest rate (8.5% at December 31, 1994) plus 1-1/2%, with the balance due in March 1995. The revolving credit line is due in 1995 and requires interest payments at the bank's prime rate (8.5% at December 31, 1994) plus 1-1/2%. In February 1995, Great Dane entered into an amended and restated loan and security agreement with certain banks (See Note O). Accordingly, since these obligations have been refinanced on a long-term basis, the amounts have been classified as long-term debt as of December 31, 1994.

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES

NOTE F--BORROWINGS--Continued. . .

  All borrowings under the Agreement are fully secured by substantially all of the Great Dane assets. The Agreement requires Great Dane to, among other things, comply with certain financial covenants, and limits the amount of loans and transfers to the Company, limits additions to and sales of Great Dane's fixed assets and limits additional Great Dane borrowings. Under the most restrictive covenant, no additional transfers of funds to the Company are available until after December 31, 1994.

  During 1992, the Partnership entered into a Loan and Guaranty Agreement with a bank pursuant to which the bank provided a $30 million term loan to the Partnership. The term loan requires twenty quarterly principal payments of $1.5 million, plus interest at the bank's prime rate (8.5% at December 31, 1994) plus 1-1/4%, which payments commenced December 31, 1992. The term loan is secured by substantially all of the Partnership's assets, excluding the stock of the Insurance Subsidiary. The term loan agreement, which is guaranteed by Motors, requires Motors to, among other things, comply with certain financial covenants and limits additional loans to Motors.

  The equipment term loan requires quarterly payments of $0.5 million plus interest at the bank's prime rate (8.5% at December 31, 1994) plus 1-1/4%. The obligation is secured by certain machinery and equipment with a net carrying amount of $5.9 million at December 31, 1994.

  In connection with the Partnership term loan and the equipment term loan, Motors is required to comply with certain financial covenants.

  The economic development term loan, which is guaranteed by Motors, is payable by SCSM to the West Virginia Economic Development Authority, and requires monthly payments of $0.1 million, including interest at 5% with the unpaid balance due 2008. The interest rate will be adjusted in April 1998 and 2003, so as to remain equal to 75% of the base rate, as defined, plus 1/2%. The loan is secured by certain machinery and equipment with a net carrying amount of $22.5 million at December 31, 1994.

  Maturities of long-term debt for the four years subsequent to 1995, after giving effect to the payoff of the notes payable to shareholders and to the refinancing of Great Dane and Motors debt, are as follows: $14.2 million in 1996, $32.2 million in 1997, $32.2 million in 1998 and $29.0 million in 1999.

  Interest paid totaled $42.4 million in 1992, $39.8 million in 1993 and $38.5 million in 1994.

  SCSM has a line of credit with a bank totaling $7.5 million at December 31, 1994. Borrowing under the line ($5.0 million at December 31, 1994) bears interest at the bank's prime rate (8.5% at December 31, 1994) plus 1%.

  The Partnership has $3.8 million available under a line of credit with a bank. Borrowings under the line ($0 at December 31, 1994) bear interest at the bank's prime rate (8.5% at December 31, 1994) plus 1%.

  The weighted average interest rate on short-term borrowings outstanding as of December 31, 1993 and 1994 was 7.25% and 9.75% respectively.

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE G--COMMITMENTS AND CONTINGENCIES

  On February 8, 1989, the Boeing Company ("Boeing") filed a lawsuit naming the Company, together with three prior subsidiaries of the Company, as defendants in Case No. CV89-119MA, United States District Court for the District of Oregon. In that lawsuit, Boeing sought damages and declaratory relief for past and future costs resulting from alleged groundwater contamination at a location in Gresham, Oregon, where the three prior subsidiaries of the Company formerly conducted business operations. On December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company will pay Boeing $12.5 million over the course of five years, at least $5 million of which has been committed by certain insurance companies in the form of cash or irrevocable letters of credit. In accordance with the settlement agreement, Boeing's claims against the Company and the three former subsidiaries have been dismissed with prejudice and Boeing has released and indemnified the Company with respect to certain claims. Accordingly, a $7.5 million special charge was recorded in 1993, to provide for the cost associated with this legal proceeding.

  On March 4, 1992, Motors received notice that the Insurance Commissioner of the State of California, as Conservator and Rehabilitator of ELIC, a limited partner of the Partnership, had filed an Amendment to the Application for Order of Conservation filed in Superior Court of the State of California for the County of Los Angeles. The amendment seeks to add to the Order, dated April 11, 1991, Motors, the Partnership and Checker Holding Corp. III, a limited partner of the Partnership. The amendment alleges that the action by Motors invoking provisions of the Partnership Agreement that alter ELIC's rights in the Partnership upon the occurrence of certain events is improper and constitutes an impermissible forfeiture of ELIC's interest in the Partnership and a breach of fiduciary duty to ELIC. The amendment seeks (a) a declaration of the rights of the parties in the Partnership and (b) damages in an unspecified amount. The Partnership believes that it has meritorious defenses to the claims of ELIC. On April 15, 1994, the Company and the Conservator entered into a letter agreement pursuant to which the Company agreed to purchase ELIC's interest in the Partnership for $37 million. On May 26, 1994, the California Court approved a settlement of this litigation. Pursuant to the Settlement Agreement, on December 22, 1994, Motors redeemed ELIC's interest in the Partnership for $37.0 million (the "Minority Interest Redemption") and the litigation was thereafter dismissed with prejudice. Under certain circumstances, if all or substantially all of the assets of the Partnership are sold within five years of the consummation of the Minority Interest Redemption, ELIC may be entitled to receive a payment equal to the positive difference between (x) the distribution ELIC would have received upon liquidation of the Partnership as a result of such transaction, calculated in accordance with the provisions of the Partnership Agreement as if it had continued to hold its partnership interest, and (y) the future value of $37.0 million calculated at 15% per annum from the date of the Minority Interest Redemption to the date of such transaction.

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE G--COMMITMENTS AND CONTINGENCIES--Continued. . .

  In 1988, Great Dane entered into an operating agreement with the purchaser of a previously wholly-owned finance company ("Finance"). Under the terms of the agreement, the purchaser is given the opportunity to finance certain sales of Great Dane. The 1988 operating agreement requires that Great Dane, among other things, (i) not finance the sale of its products for the first eight years and (ii) maintain a minimum net worth as defined in the agreement. In addition, under this operating agreement, Great Dane is liable to the purchaser for 50% of losses incurred in connection with the realization of certain new receivables financed by the purchaser subsequent to the sale of Finance subject to certain maximums. Failure to comply with these requirements of the agreement would result in Great Dane having to repay the purchaser varying amounts reducing to $5 million during the year ending September 8, 1996. At December 31, 1994, Great Dane was in compliance with the provisions of the operating agreement.

  In addition, at December 31, 1994, Great Dane Trailers has guaranteed the realization of receivables of approximately $0.6 million in connection with the sale of Finance and is partially responsible for the realization of new receivables of approximately $156.9 million financed by the purchaser under the operating agreement subject to certain maximums. In addition to Great Dane's guarantee, these receivables are also collateralized by a security interest in the respective trailers originally sold by Great Dane. A loss reserve of $3.1 million, for potential losses that may be incurred on the ultimate realization of these receivables, is included in other accrued and other non-current liabilities in the December 31, 1994, consolidated balance sheet.

  To secure certain obligations, the Company and its subsidiaries had outstanding letters of credit aggregating approximately $3.4 million at December 31, 1994, which letters of credit were fully secured by cash deposits included in other assets in the consolidated balance sheets. In addition, Great Dane has standby letters of credit aggregating approximately $7.6 million and the Partnership has standby letters of credit aggregating approximately $1.2 million outstanding at December 31, 1994.

  The Company and certain of its subsidiaries have employment agreements with three officers of the Company that provide for minimum annual compensation of approximately $1.8 million. The contracts expire on various dates from June 1995 to February 1997.

  The Company and its subsidiaries lease real estate and equipment. Certain leases are renewable and provide for monthly rentals, real estate taxes and other operating expenses. The Company believes that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Rental expense under operating leases was approximately $3.8 million in 1992, $4.8 million in 1993, and $5.5 million in 1994. Minimum rental obligations for all noncancelable operating leases at December 31, 1994 are as follows: $3.0 million in 1995, $2.8 million in 1996, $2.6 million in 1997, $2.5 million in 1998, $2.4 million in 1999, and $14.6 million thereafter.

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE G--COMMITMENTS AND CONTINGENCIES--Continued. . .

  Management believes that none of the above legal actions, guarantees or commitments will have a material adverse effect on the Company's consolidated financial position.

NOTE H--RETIREMENT PLANS

  The Company and its subsidiaries have defined benefit pension plans applicable to substantially all employees. The contributions to these plans are based on computations by independent actuarial consultants. The Company's general funding policy is to contribute amounts required to maintain funding standards in accordance with the Employee Retirement Income Security Act. Employees' benefits are based on years of service and the employees' final average earnings, as defined by the plans.

  Net periodic pension cost includes the following components (dollars in thousands):

                                             Year Ended December 31,
                                           1992      1993      1994
                                         --------  --------  --------
  Service cost--benefits earned
    (normal cost)                        $ 1,473   $ 1,752   $ 2,384
  Interest on projected benefit
    obligation                             3,565     3,972     4,384
  Return on investments                   (2,718)   (2,867)   (1,007)
  Net amortization and deferral              129       328    (1,459)
                                         --------  --------  --------
  Net periodic pension cost
    charged to expense                   $ 2,449   $ 3,185   $ 4,302
                                         ========  ========  ========

  Gains and losses and prior service cost are amortized over periods ranging from seven to fifteen years. Other assumptions used in the calculation of the actuarial present value of the projected benefit obligation were as follows:

                                     1992         1993         1994
                                     ----         ----         ----
  Discount rate                     8-1/4%       7-1/2%     7-1/2% - 8%
  Rate of increase in compensa-
    tion levels                     4% - 5%    4% - 4-1/4%  4% - 4-1/4%
  Long-term rate of return on
    assets                        5% - 9-1/2%  5% - 9-1/2%    5% - 9%

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE H--RETIREMENT PLANS--Continued. . .

  The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets (dollars in thousands):

                                                         December 31,
                                                      1993          1994
                                                   ----------    ----------
  Actuarial present value of benefit obligations:
    Vested benefit obligations                     $  41,846     $  44,642
                                                   ==========    ==========
    Accumulated benefit obligation                 $  44,731     $  47,836
                                                   ==========    ==========
  Plan assets (principally guaranteed investment
    contracts with insurance companies)            $  41,664     $  43,541
  Projected benefit obligation                        54,568        60,655
                                                   ----------    ----------
  Projected benefit obligation in excess of
    plan assets                                      (12,904)      (17,114)
  Unrecognized prior service cost                      1,115           778
  Unrecognized net loss                                1,687         6,353
  Minimum liability                                   (1,450)       (2,351)
  Unrecognized net obligation at transition            1,819         1,591
                                                   ----------    ----------
  Pension liability recognized in
    the balance sheets                                (9,733)      (10,743)
  Less noncurrent liability                            6,442         6,943
                                                   ----------    ----------
  Current pension liability                        $  (3,291)    $  (3,800)
                                                   ==========    ==========

  Relative positions and undertakings in multiemployer pension plans covering certain of the Partnership's employees are not presently determinable. Expenses related to multiemployer pension plans totaled $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 1992, 1993 and 1994, respectively.

  Expense related to defined contribution plans, which is based on a stipulated contribution for hours worked or employee contributions, approximated $0.3 million in 1992, $0.5 million in 1993 and $0.5 million in 1994.

  The Company and its subsidiaries provide postretirement health care and life insurance benefits to eligible retired employees. The Company's policy is to fund the cost of medical benefits as paid. Prior to 1993, the Company recognized expense in the year the benefits were provided. The amount charged to expense for these benefits was approximately $2.5 million in 1992. Effective January 1, 1993, the Company adopted SFAS No.106, "Employers Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the cost of providing postretirement

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE H--RETIREMENT PLANS--Continued. . .

  benefits, including medical and life insurance coverage, during the active service period of the employee. The Company recorded a charge of $29.7 million (net of taxes of $16.5 million), or $29,762 per share, during 1993 to reflect the cumulative effect of this change in accounting principle.

  The following table sets forth the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                         December 31,
                                                      1993          1994
                                                   ----------    ----------
  Accumulated post retirement obligation:
    Retirees                                       $ (34,040)    $ (32,473)
    Fully eligible active plan participants           (4,319)       (5,315)
    Other active plan participants                   (11,218)       (9,751)
                                                   ----------    ----------
                                                     (49,577)      (47,539)
    Unrecognized net (gain) loss                       1,119        (2,568)
    Unrecognized prior service cost                   (3,432)       (3,146)
                                                   ----------    ----------
    Accrued postretirement benefit liability
      recorded in balance sheet                      (51,890)      (53,253)
    Less noncurrent liability                         49,609        51,061
                                                   ----------    ----------
    Current postretirement benefit
      liability                                    $  (2,281)    $  (2,192)
                                                   ==========    ==========

  Net periodic postretirement benefit cost includes the following components (in thousands):

                                                          Year Ended
                                                         December 31,
                                                      1993          1994
                                                   ----------    ----------

    Service cost                                   $     634     $     541
    Interest cost                                      3,888         3,625
    Unrecognized prior service cost                      ---          (286)
                                                   ----------    ----------
                                                   $   4,522     $   3,880
                                                   ==========    ==========

  The health care cost trend rate as of December 31, 1994, ranges from 12.6% down to 5.5% over the next 20 years and remains level thereafter. The

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE H--RETIREMENT PLANS--Continued. . .

  health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by $2.9 million. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 8.0% at December 31, 1993 and 1994, respectively.

  The effect of adopting SFAS No. 106 decreased 1993 pre-tax income by $2.0 million as compared to 1992.

NOTE I--MINORITY EQUITY

  On April 11, 1991, ELIC was placed in conservatorship. In accordance with the provisions of the Partnership Agreement, the Partnership continues, but ELIC's interest in the Partnership and rights under the Partnership Agreement are limited to the right to receive the balance of its capital account as calculated and on the terms set forth in the Partnership Agreement. On December 22, 1994, the Company purchased ELIC's interest in the Partnership for $37 million.

  Minority equity for the year ended December 31, 1994, represents the minority interest holder's allocable share of SCSM's net income for the period.

NOTE J--INCOME TAXES

  Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years financial statements have not been restated. The Company recorded a charge of $16.9 million, or $16,864 per share, during 1993 to reflect the cumulative effect of this change in accounting principle. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Significant components of the Company's deferred tax assets and liabilities as of December 31, 1993 and 1994 are as follows (dollars in thousands):

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE J--INCOME TAXES--Continued. . .

                                                         December 31,
                                                      1993          1994
                                                   ----------    ----------
    Deferred tax assets:
      Other postretirement benefits                $  18,961     $  19,675
      Pension                                          3,377         2,799
      Reserves                                        10,986        13,143
      Bad debt reserve                                 1,601         1,769
      Other                                            5,555         6,868
                                                   ----------    ----------
                                                      40,480        44,254
      Valuation allowance                             (1,000)       (1,000)
                                                   ----------    ----------
                                                      39,480        43,254
    Deferred tax liabilities:
      Property, plant and equipment                   31,646        28,519
      Finance lease receivables                          517           ---
      Debenture discount                               4,647         4,354
      Intangible assets                                5,249         4,525
      Inventory                                        3,624         2,530
      Other                                              645            76
                                                   ----------    ----------
                                                      46,328        40,004
                                                   ----------    ----------
    Net deferred tax assets (liabilities)         $   (6,848)    $   3,250
                                                   ==========    ==========

  The components of income tax expense are as follows (dollars in thousands):

                                 Deferred Method        Liability Method
                                 ---------------        ----------------
                                   Year Ended             Year Ended
                                  December 31,           December 31,
                                      1992            1993          1994
                                   ----------      ----------    ----------
  Current taxes:
    Federal                        $  (3,296)      $ (10,244)    $ (23,395)
    State                             (1,702)         (4,025)       (4,298)
                                   ----------      ----------    ----------
                                      (4,998)        (14,269)      (27,693)
  Deferred taxes                       4,311           8,512         9,044
                                   ----------      ----------    ----------
  Income tax expense               $    (687)      $  (5,757)    $ (18,649)
                                   ==========      ==========    ==========

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE J--INCOME TAXES--Continued. . .

  The components of the deferred tax benefit are as follows (dollars in thousands):

                                                              Year Ended
                                                             December 31,
                                                                 1992
                                                               --------
    Tax depreciation less than book depreciation               $ 1,742
    Finance leases                                                 (37)
    Inventory reserves                                             505
    Financing costs                                                (75)
    Warranty reserves                                               22
    Other reserves                                                 602
    Partnership allocation                                       1,469
    Other                                                           83
                                                               --------
    Deferred tax benefit                                       $ 4,311
                                                               ========

  Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows (dollars in thousands):

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE J--INCOME TAXES--Continued. . .

                                 Deferred Method        Liability Method
                                 ---------------        ----------------
                                   Year Ended             Year Ended
                                  December 31,           December 31,
                                      1992            1993          1994
                                   ----------      ----------    ----------
  Computed expected tax benefit
    (expense)                      $   2,335       $  (3,192)    $ (15,049)
  (Increase) decrease in taxes
    resulting from:
      State income taxes, net of
        federal income tax
        benefit                       (1,123)         (2,616)       (2,794)
      Appraisal depreciation          (1,024)            ---           ---
      Amortization of goodwill
        and other items                 (530)           (643)         (714)
      Nontaxable Partnership
        income                           574             446           286
      Other                             (919)            248          (378)
                                   ----------      ----------    ----------
    Actual tax expense             $    (687)      $  (5,757)    $ (18,649)
                                   ==========      ==========    ==========

  Income taxes paid totaled $3.9 million in 1992, $13.4 million in 1993 and $24.5 million in 1994.

NOTE K--RELATED PARTY TRANSACTIONS

  The Company leases an airplane owned by a corporation of which a director is the sole shareholder. Lease expenses totaled $0.7 million each year in 1992 and 1993 and $1.1 million in 1994.

NOTE L--INDUSTRY SEGMENT INFORMATION

  The Company operates in four principal segments:

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE L--INDUSTRY SEGMENT INFORMATION--Continued. . .

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

  Trailer Manufacturing segment sales to J. B. Hunt totaled approximately $50.0 million in 1992, $92.3 million in 1993 and $85.3 million in 1994.

  Automotive product net sales to General Motors Corporation totaled approximately $109.1 million in 1992, $121.5 million in 1993 and $145.9 million in 1994 (includes accounts receivable of $8.9 million, $8.9 million and $13.0 million at December 31, 1992, 1993 and 1994, respectively).

  Industry segment data is summarized as follows (dollars in thousands):

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                               GREAT DANE HOLDINGS INC. AND SUBSIDIARIES

NOTE L--INDUSTRY SEGMENT INFORMATION--Continued. . .
                                            Trailer     Automotive     Vehicular     Insurance
                                         Manufacturing   Products     Operations    Operations   Eliminations  Consolidated
                                         -------------   --------     ----------    ----------   ------------  ------------
1992
  Revenues:
    Outside customers                     $ 536,336     $ 112,631     $  40,580     $  27,186     $     ---     $ 716,733
    Intersegment sales                          ---             1         4,043        13,161       (17,205)          ---
                                          ----------    ----------    ----------    ----------    ----------    ----------
                                          $ 536,336     $ 112,632     $  44,623     $  40,347     $ (17,205)    $ 716,733
                                          ==========    ==========    ==========    ==========    ==========    ==========

  Operating profit (loss)                 $  17,590     $  11,622     $   5,727     $  (1,557)                  $  33,382
  Corporate expenses                                                                                               (4,396)
  Interest income:
    Segment                                   1,168                                     6,321                       7,489
    Corporate                                                                                                       1,406
  Interest expense:
    Segment                                  (5,852)                                                               (5,852)
    Corporate                                                                                                     (36,874)
  Other expenses, net                                                                                              (2,023)
                                                                                                                ----------
  Loss before income taxes                                                                                      $  (6,868)
                                                                                                                ==========

  Identifiable assets                     $ 230,465     $  66,561     $  25,516     $ 117,960                   $ 440,502
  Partnership assets                                                                                               38,712
  Corporate assets                                                                                                 14,549
                                                                                                                ----------
  Total assets at December 31, 1992                                                                             $ 493,763
                                                                                                                ==========
  Depreciation and amortization:
    Segment                               $   6,303     $   4,148     $  10,099     $     462                   $  21,012
    Other                                                                                                              42
  Capital expenditures                        4,996         1,889        10,412           252                      17,549

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                               GREAT DANE HOLDINGS INC. AND SUBSIDIARIES

NOTE L--INDUSTRY SEGMENT INFORMATION--Continued. . .
                                            Trailer     Automotive     Vehicular     Insurance
                                         Manufacturing   Products     Operations    Operations   Eliminations  Consolidated
                                         -------------   --------     ----------    ----------   ------------  ------------
1993
  Revenues:
    Outside customers                     $ 711,862     $ 127,925     $  42,103     $  27,436     $     ---     $ 909,326
    Intersegment sales                          ---           ---         4,346        13,400       (17,746)          ---
                                          ----------    ----------    ----------    ----------    ----------    ----------
                                          $ 711,862     $ 127,925     $  46,449     $  40,836     $ (17,746)    $ 909,326
                                          ==========    ==========    ==========    ==========    ==========    ==========
  Operating profit (loss)                 $  32,381     $  15,306     $   6,251     $  (1,947)    $     ---     $  51,991
  Corporate expense                                                                                                (4,646)
  Interest income:
    Segment                                     428                                     5,877                       6,305
    Corporate                                                                                                       1,091
  Interest expense:
    Segment                                  (4,811)                                                               (4,811)
    Corporate                                                                                                     (36,803)
  Special charge                                                                                                   (7,500)
  Other income, net                                                                                                 3,494
                                                                                                                ----------
  Income before income taxes                                                                                    $   9,121
                                                                                                                ==========

  Identifiable assets                     $ 259,837     $  67,937     $  20,493     $ 116,692                   $ 464,959
  Partnership assets                                                                                               37,701
  Corporate assets                                                                                                 14,676
                                                                                                                ----------
  Total assets at December 31, 1993                                                                             $ 517,336
                                                                                                                ==========

  Depreciation and amortization           $   8,280     $   4,991     $   9,530     $     494                   $  23,295
  Capital expenditures                        7,265         4,728         7,913           100                      20,006

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                               GREAT DANE HOLDINGS INC. AND SUBSIDIARIES

NOTE L--INDUSTRY SEGMENT INFORMATION--Continued. . .
                                            Trailer     Automotive     Vehicular     Insurance
                                         Manufacturing   Products     Operations    Operations   Eliminations  Consolidated
                                         -------------   --------     ----------    ----------   ------------  ------------
1994
  Revenues:
    Outside customers                     $ 859,089     $ 157,568     $  43,653     $  36,167     $     ---    $1,096,477
    Intersegment sales                          ---           ---         3,648        12,145       (15,793)          ---
                                          ----------    ----------    ----------    ----------    ----------   -----------
                                          $ 859,089     $ 157,568     $  47,301     $  48,312     $ (15,793)   $1,096,477
                                          ==========    ==========    ==========    ==========    ==========   ===========
  Operating profit (loss)                 $  58,619     $  19,652     $   6,824     $    (916)    $     ---    $   84,179
  Corporate expenses                                                                                               (8,534)
  Interest income:
    Segment                                                                             5,510                       5,510
    Corporate                                                                                                       1,591
  Interest expense:
    Segment                                  (3,784)                                                               (3,784)
    Corporate                                                                                                     (36,381)
  Other expenses, net                                                                                               1,002
  Minority equity                                                                                                    (586)
                                                                                                               -----------
  Income before income taxes                                                                                   $   42,997
                                                                                                               ===========
  Identifiable assets                     $ 264,147     $  81,976     $  17,827     $ 116,062                  $  480,012
  Partnership assets                                                                                               36,776
  Corporate assets                                                                                                  5,263
                                                                                                               -----------
  Total assets at December 31, 1994                                                                            $  522,051
                                                                                                               ===========
  Depreciation and amortization:
    Segment                               $   7,876     $   5,294     $   8,992     $     409                  $   22,571
    Other                                                                                                              23
  Capital expenditures:
    Segment                                   8,937         1,152         7,580           215                      17,884
    Other                                                                                                             325

Intersegment sales are accounted for at prices comparable to normal unaffiliated customer sales. Corporate and Partnership assets consist of short-term investments, savings deposits and certain other assets.

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE M--FAIR VALUES OF FINANCIAL INSTRUMENTS

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

  The carrying amount and fair value of the Company's indebtedness at December 31, 1994, are as follows (dollars in thousands):

                                             Carrying Amount   Fair Value
                                             ---------------   ----------
  Long-term debt and notes payable              $ 293,265       $ 292,000

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                               GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE N--SELECTED QUARTERLY DATA (UNAUDITED)
                                                                      (dollars in thousands, except per share amounts)
                                              1993 QUARTER ENDED                                1994 QUARTER ENDED
                             -----------------------------------------------   -----------------------------------------------
                              March 31     June 30  September 30 December 31    March 31     June 30  September 30 December 31
                              --------     -------  ------------ -----------    --------     -------  ------------ -----------
  Revenues                   $ 204,933   $ 225,407   $ 230,655   $ 248,331     $ 271,680   $ 277,622   $ 256,679   $ 290,496
  Gross profit                  29,302      33,808      31,126      36,285        40,845      44,969      39,495      41,936
  Income (loss) before
    accounting changes            (744)      1,350        (536)      3,294         6,386       8,391       2,310       7,261
  Accounting changes           (46,626)        ---         ---         ---           ---         ---         ---         ---
  Net income (loss)            (47,370)      1,350        (536)      3,294         6,386       8,391       2,310       7,261

  Income (loss) per share:
    Income (loss) before
      accounting changes     $    (744)  $   1,350   $    (536)  $   3,294     $   6,386   $   8,391   $   2,310   $   7,261
    Accounting changes         (46,626)        ---         ---         ---           ---         ---         ---         ---
    Net income (loss)          (47,370)      1,350        (536)      3,294         6,386       8,391       2,310       7,261

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE O--SUBSEQUENT EVENTS

  In January 1995, Motors and its subsidiaries finalized a refinancing with a bank whereby Motors entered into a loan agreement providing for a $45 million term loan and a $20 million revolving credit facility. The funds from the term loan were used to repay approximately $27 million of bank debt including the Partnership term loan, the equipment term loan and the notes payable to the bank, provide $15 million to the Company to retire a portion of certain notes outstanding to the Company's shareholders and pay fees and expenses. Availability under the revolving credit facility is based on the amount of eligible trade accounts receivable and inventory and may be used for working capital needs, as well as for general corporate purposes.

  The new term loan requires twenty quarterly principal payments of approximately $2.3 million, commencing June 30, 1995, plus interest at either the bank's prime rate plus 1.25% (subject to reductions of up to 0.5% upon the occurrence of certain events) or a selected Eurodollar contract rate plus 300 basis points (subject to reductions of up to 50 basis points upon the occurrence of certain events). The new term loan is secured by substantially all of Motors' assets including the stock of the Insurance Subsidiary. The new term loan agreement requires Motors to, among other things, comply with certain financial covenants, limits additions to and sales of Motors' fixed assets and limits additional borrowings by Motors.

  In February 1995, Great Dane Trailers amended its loan and security agreement. Pursuant to the amended agreement, the Lenders have loaned $28 million as a term loan and have agreed to provide, at any given time, up to $150 million (less amounts then outstanding as a term loan) as a revolving credit facility (subject to availability based on the amount of eligible trade accounts receivable and inventory) to be used as working capital by Great Dane and for general corporate purposes. The initial term loan proceeds, which were drawn immediately upon closing, were used, together with drawings under the revolver, to repay approximately $17 million of bank debt, provide $15 million to the Company to retire the balance of the shareholder notes and pay fees and expenses. The term loan requires monthly principal payments of $0.3 million plus interest on the unpaid principal amount of the loan in arrears at a rate equal to 1% above the prime rate of interest charged from time to time by Bank of America or a rate equal to 2.5% above a selected Eurodollar contract rate with the unpaid principal balance due five years after the closing date. The loans are secured by substantially all of the assets of Great Dane and its subsidiaries. The Agreement requires Great Dane to, among other things, comply with certain financial covenants, and limits the amount of loans and transfers to the Company, limits additions to and sales of Great Dane's fixed assets and limits additional Great Dane borrowings.

  In January 1995, Motors liquidated the Partnership.

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE O--SUBSEQUENT EVENTS--Continued. . .

  On November 23, 1994, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with an initial public offering ("IPO") of the Company's common stock. The Company is registering 6,555,000 shares of common stock (including 855,000 shares which the underwriters have the right to purchase to cover over-allotments) (in each case, giving effect to a 16,800 to 1 split of the common stock to be effected upon consummation of the IPO). It is currently estimated that the initial public offering price will be between $13 and $15 per share. All of the net proceeds are intended to be used to redeem approximately $72 million of the Company's 12-3/4% Senior Subordinated Debentures, due 2001, which will be sufficient to satisfy all remaining sinking fund payments on this indebtedness.

                                  SCHEDULE III
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            GREAT DANE HOLDINGS INC.

                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)


                                                       December 31,
                                                   1993            1994
                                                ----------      ----------
ASSETS:
  Cash and cash equivalents                     $   1,468       $   1,401
  Accounts receivable                                 566             535
  Other current assets                              4,345           1,481
                                                ----------      ----------
    Total Current Assets                            6,379           3,417

  Equipment, net                                      ---             302
  Investments in subsidiaries                      91,388         152,873
  Other assets                                     16,331          15,022
                                                ----------      ----------
TOTAL ASSETS                                    $ 114,098       $ 171,614
                                                ==========      ==========


LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                              $      34       $     869
  Income taxes payable (recoverable)               (1,702)          9,062
  Accrued compensation                                256             257
  Accrued interest                                 11,468          11,468
  Other accrued liabilities                         9,565           7,041
                                                ----------      ----------
    Total Current Liabilities                      19,621          28,697

  Long-term debt                                  205,732         207,327
  Other noncurrent liabilities                     31,713          29,489
  Intercompany accounts with subsidiaries           6,622          31,343

  Shareholders' deficit:
    Common stock                                        1               1
    Paid-in capital                                14,999          14,999
    Retained earnings deficit                     (36,217)        (11,869)
    Amount paid in excess of Motors'
      net assets                                 (127,748)       (127,748)
    Notes receivable from shareholders               (625)           (625)
                                                ----------      ----------
    Total Shareholders' Deficit                  (149,590)       (125,242)
                                                ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $ 114,098       $ 171,614
                                                ==========      ==========

                                  SCHEDULE III
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT--CONTINUED
                            GREAT DANE HOLDINGS INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                           Year Ended December 31,
                                       1992          1993          1994
                                    ----------    ----------    ----------
Selling, general and
  administrative expenses           $  (4,396)    $  (4,646)    $  (8,534)
Interest expense                      (30,138)      (30,216)      (30,812)
Equity in earnings of
  subsidiaries                         14,959        29,376        48,323
Other income (expense)                    (99)          211           307
Special charge                            ---        (7,500)          ---
Intercompany income:
  Corporate charges                     1,008         1,008         1,008
  Interest                                305           ---           ---
                                    ----------    ----------    ----------

Income (loss) before income
  taxes and accounting changes        (18,361)      (11,767)       10,292
Income tax benefit                     10,806        15,131        14,056
                                    ----------    ----------    ----------
Income (loss) before accounting
  changes                              (7,555)        3,364        24,348
Accounting changes                        ---       (46,626)          ---
                                    ----------    ----------    ----------

NET INCOME (LOSS)                   $  (7,555)    $ (43,262)    $  24,348
                                    ==========    ==========    ==========

                                  SCHEDULE III
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT--CONTINUED
                            GREAT DANE HOLDINGS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                            Year Ended December 31,
                                       1992          1993          1994
                                    ----------    ----------    ----------
NET CASH FLOW USED IN OPERATING
  ACTIVITIES                        $ (20,973)    $ (47,640)    $ (11,317)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchase of equipment                 ---           ---          (325)
    Investment in subsidiaries            ---           ---       (30,000)
    Other                                (334)        5,900            16
                                    ----------    ----------    ----------
NET CASH FLOW PROVIDED BY
  (USED IN) INVESTING
  ACTIVITIES                             (334)        5,900       (30,309)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Advances from subsidiaries         21,284        38,278        41,559
                                    ----------    ----------    ----------
NET CASH FLOW PROVIDED BY
  FINANCING ACTIVITIES                 21,284        38,278        41,559
                                    ----------    ----------    ----------
DECREASE IN CASH AND CASH
  EQUIVALENTS                             (23)       (3,462)          (67)

Beginning cash and cash
  equivalents                           4,953         4,930         1,468
                                    ----------    ----------    ----------
ENDING CASH AND CASH
  EQUIVALENTS                       $   4,930     $   1,468     $   1,401
                                    ==========    ==========    ==========

The Registrant's subsidiaries declared dividends totaling $120.9 million in 1992, $22 million in 1993 and $15 million in 1994. These dividends were declared to offset certain intercompany account balances at the respective dates.

                                           SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                               GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                                        (dollars in thousands)
- -----------------------------------------------------------------------------------------------------
                COL. A                    COL. B            COL. C            COL. D      COL. E
- -----------------------------------------------------------------------------------------------------
                                                     Additions Charged to:
                                        Balance at   ---------------------              Balance at
              Description                Beginning   Cost and      Other  Deductions<F1>  End of
                                         of Period   Expenses    Accounts                 Period
- -----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1992:
 Deducted from assets:
   Allowance for doubtful accounts
     --trade                             $   606     $   183     $   ---     $  (166)    $   623
                                         ========    ========    ========    ========    ========
   Allowance for doubtful accounts
     --finance lease receivables         $   944     $    52     $   ---     $  (317)    $   679
                                         ========    ========    ========    ========    ========
   Contract & warranty reserves          $ 8,263     $ 3,564     $   ---     $(3,452)    $ 8,375
                                         ========    ========    ========    ========    ========
   Workers' compensation                 $   265     $ 4,584     $   ---     $(3,008)    $ 1,841
                                         ========    ========    ========    ========    ========
   Claims                                $ 2,717     $   783     $   ---     $  (168)    $ 3,332
                                         ========    ========    ========    ========    ========
YEAR ENDED DECEMBER 31, 1993:
 Deducted from assets:
   Allowance for doubtful accounts
     --trade                             $   623     $   234     $   ---     $  (109)    $   748
                                         ========    ========    ========    ========    ========
   Allowance for doubtful accounts
     --finance lease receivables         $   679     $    52     $   ---     $  (572)    $   159
                                         ========    ========    ========    ========    ========
   Contract & warranty reserves          $ 8,375     $ 5,439     $   ---     $(3,429)    $10,385
                                         ========    ========    ========    ========    ========
   Workers' compensation                 $ 1,841     $ 1,200     $   ---     $(1,927)    $ 1,114
                                         ========    ========    ========    ========    ========
   Claims                                $ 3,332     $ 1,103     $   ---     $(1,106)    $ 3,329
                                         ========    ========    ========    ========    ========

                                      SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS--CONTINUED
                                               GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                                        (dollars in thousands)

- -----------------------------------------------------------------------------------------------------
                COL. A                    COL. B            COL. C            COL. D      COL. E
- -----------------------------------------------------------------------------------------------------
                                                     Additions Charged to:
                                        Balance at   ---------------------              Balance at
              Description                Beginning   Cost and      Other  Deductions<F1>  End of
                                         of Period   Expenses    Accounts                 Period
- -----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994:
 Deducted from assets:
   Allowance for doubtful accounts
     --trade                             $   748     $   804     $   ---     $  (210)    $ 1,342
                                         ========    ========    ========    ========    ========
   Allowance for doubtful accounts
     --finance lease receivables         $   159     $  (172)    $   ---     $    13     $     0
                                         ========    ========    ========    ========    ========
   Contract & warranty reserves          $10,385     $ 8,076     $   ---     $(4,016)    $14,445
                                         ========    ========    ========    ========    ========
   Workers' compensation                 $ 1,114     $   956     $   ---     $  (435)    $ 1,635
                                         ========    ========    ========    ========    ========
   Claims                                $ 3,329     $ 1,078     $   ---     $(2,103)    $ 2,304
                                         ========    ========    ========    ========    ========

- ---------------

<F1> Reclassification to other reserves and utilization of reserves.

                                                             SCHEDULE XIV
                              SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                               GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                                        (dollars in thousands)

- ----------------------------------------------------------------------------------------------------------------------------------
       COL. A         COL. B    COL. C    COL. D    COL. E    COL. F    COL. G         COL. H         COL. I    COL. J    COL. K
- ----------------------------------------------------------------------------------------------------------------------------------
                               Reserves                                              Claims and
                                  for                                                   Claim
                                Unpaid                                               Adjustment      Amortiza-
                                Claims                                                Expenses         tion      Paid
                                  and    Discount,                                    Incurred          or      Claims
                     Deferred    Claim    if any,                                    Related to:     Deferred     and
                      Policy    Adjust-  Deducted                         Net------------------       Policy     Claim
     Affiliation     Acquisi-    ment       in     Unearned   Earned    Invest-     (1)       (2)    Acquisi-   Adjust-
        with           tion     Expense   Column   Premiums  Premiums    ment     Current    Prior     tion      ment     Premium
     Registrant        Costs     <F1>        C       <F2>      <F3>     Income     Year      Years     Costs   Expenses   Written
- ----------------------------------------------------------------------------------------------------------------------------------
WHOLLY-OWNED INSURANCE SUBSIDIARY:
- ----------------------------------
Year Ended:
  December 31, 1992  $  1,832  $ 75,780  $    ---  $10,463   $ 40,347  $  8,227  $ 30,322  $ 2,043   $  (241)  $ 27,319  $ 39,238
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

  December 31, 1993  $  1,893  $ 71,179  $    ---  $ 9,547   $ 40,836  $  7,838  $ 33,193  $  (269)  $    61   $ 30,832  $ 39,920
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

  December 31, 1994  $  2,258  $ 69,318  $    ---  $12,203   $ 48,312  $  6,890  $ 39,517  $  (592)  $   365   $ 37,010  $ 50,652
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========
- ---------------

<F1> Excludes reinsurance recoverable on unpaid claims and claims adjustment expense of $13,888, $7,195 and $3,419 in 1992, 1993 and 1994, respectively, in connection with the restatement of the balance sheet loss reserve amounts as reported in accordance with SFAS No. 113.
<F2> Excludes net ceded premiums of $286, $286 and $603 in 1992, 1993 and 1994, respectively, in connection with the restatement of the balance sheet unearned premium amounts as reported in accordance with SFAS No. 113.
<F3> Includes premiums earned of $13,161, $13,400 and $12,145 in 1992, 1993 and 1994, respectively, in connection with coverage provided to other entities in the consolidated group which have been eliminated in consolidation.

                               INDEX TO EXHIBITS


     The following Exhibits required by Item 601 of Regulation S-K (and numbered in conformity therewith) are filed herewith or incorporated by reference herein:

    3.1 - Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to Registration Statement No. 033-56595 filed with the Securities and Exchange Commission on November 23, 1994 (the "1994 S-1").

    3.2 - Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the 1994 S-1).

    4.1 - Form of Indenture between the Company and First Fidelity Bank, National Association, New Jersey, as trustee ("First Fidelity") relating to the 12-3/4% Senior Subordinated Debentures due August 1, 2001, of International Controls Corp ("ICC") (incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-7212 filed with the Securities and Exchange Commission on July 15, 1986).

    4.2 - First Supplemental Indenture, dated as of October 19, 1994, among ICC, the Company and First Fidelity relating to the 12-3/4% Senior Subordinated Debentures due August 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the 1994 S-1).

    4.3 - Form of Indenture between the Company and Midlantic National Bank, as trustee ("Midlantic"), relating to the 14-1/2% Sub-

            ordinated Discount Debentures due January 1, 2006, of ICC (incorporated herein by reference to Exhibit 4.1 to Registration Statement No. 33-1788 filed with the Securities and Exchange Commission on November 26, 1985).

    4.4 - First Supplemental Indenture, dated October 19, 1994, among ICC, the Company and Midlantic relating to the 14-1/2% Subordinated Discount Debentures due January 1, 2006 (incorporated herein by reference to Exhibit 4.4 to the 1994 S-1).

    4.5 - Agreement to furnish additional documents upon request by the Securities and Exchange Commission (incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K").

   10.1 - Amended and Restated Employment Agreement, dated as of November 1, 1985, between Motors and David R. Markin ("Markin Employment Agreement") (incorporated herein by reference to Exhibit 10.18 to the 1989 10-K).

   10.2 - Amendment, dated as of March 4, 1992, to Markin Employment Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K")).

   10.3  -  Extension, dated July 12, 1993, of Amended and Restated Employ-

            ment Agreement between Motors and David R. Markin (incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K").

   10.4 - Amended and Restated Employment Agreement, dated as of June 1, 1992, between Yellow Cab and Jeffrey Feldman (incorporated herein by reference to Exhibit 28.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (the "June 1992 10-Q")).

   10.5  -  Form of Stated Benefit Salary Continuation Agreement (incorpo-

            rated herein by reference to Exhibit 10.21 to the 1989 10-K).

   10.6 - Employment Agreement, dated as of July 1, 1992, between the Company and Jay H. Harris (incorporated herein by reference to Exhibit 28.1 to the June 1992 10-Q).

   10.7 - Amendment, dated April 6, 1994, to Harris Employment Agreement (incorporated herein by reference to Exhibit 10.10 to the 1994 S-
            1).

   10.8 - Lease, dated December 1, 1988, between SCSM and Park Corporation (incorporated herein by reference to Exhibit 10.25 to the 1989 10-K).

   10.9 - Assumption Agreement, dated as of August 1, 1989, by and between Motors and the West Virginia Economic Development Authority (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

   10.10 - Agreement, dated as of September 1, 1991, between Yellow Cab Company and Jerry E. Feldman (incorporated herein by reference to Exhibit 10.12 to the 1991 10-K).

   10.11 - Form of Checker Motors Corporation Excess Benefit Retirement Plan, effective January 1, 1983 (incorporated herein by reference to Exhibit 19.9 to the 1991 10-K).

   10.12 - Amended and Restated License Agreement, dated December 30, 1992, between Motors and Checker Taxi Association, Inc. (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31 1992 (the "1992 10-K")).

   10.13 - Employment Agreement, dated as of January 1, 1994, between the Company and David R. Markin (incorporated herein by reference to Exhibit 10.36 to the 1994 S-1).

   10.14 -  Great Dane Holdings Inc. 1994 Stock Option Plan.*

   10.16 - Settlement Agreement, dated as of June 21, 1994, among John Garamendi, as Insurance Commissioner of the State of California,

            Base Assets Trust, the Partnership, Motors, Checker Holding Corp.III and Holdings (incorporated herein by reference to Exhibit 10.38 to the 1994 S-1).

   10.17 - Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.39 to the 1994 S-1).

   10.18 - Sale, Installation and Technical Assistance Agreement, dated November 14, 1983, between Graaff KG and Great Dane Trailers, Inc. (incorporated herein by reference to Exhibit 10.40 to the 1994 S-1).

   10.19 - Form of Great Dane Trailers, Inc., Supplemental Retirement Income Plan, effective January 1, 1994 (incorporated herein by reference to Exhibit 10.41 to the 1994 S-1).

   10.20 - Amended and Restated Operating Agreement, dated as of August 31, 1988, between Associates Commercial Corporation (as successor to Great Dane Finance Company) and Great Dane Trailers, Inc. (the "Associates Agreement") (incorporated herein by reference to
            Exhibit 10.43 to the 1994 S-1).

   10.21 - Amendment, dated February 7, 1994, to the Associates Agreement (incorporated herein by reference to Exhibit 10.44 to the 1994 S-
            1).

   10.22 - Amendment, dated May 18, 1994, to the Associates Agreement (incorporated herein by reference to Exhibit 10.45 to the 1994 S-
            1).

   10.23 - Loan Agreement, dated as of January 26, 1995, by and among Motors, Yellow Cab, Chicago AutoWerks, CMC Kalamazoo, SCSM, the Lenders named therein and NBD Bank, as Agent ("NBD").*

   10.24 - Pledge Agreement and Irrevocable Proxy, dated as of January 26, 1995, given by Motors to NBD.*

   10.25 - Security Agreement, dated as of January 26, 1995, made by Motors, Yellow Cab, Chicago AutoWerks and CMC Kalamazoo to NBD.*

   10.26 - Amended and Restated Loan and Security Agreement, dated as of February 14, 1995, among Great Dane Trailers, Inc., Great Dane Los Angeles, Inc., and Great Dane Trailers Tennessee, Inc., the financial institutions named therein, and BankAmerica Business Credit, Inc., as Agent ("BABC").*

   10.27 - Amended and Restated Pledge Agreement, dated as of February 14, 1995, made by Great Dane Trailers, Inc., in favor of BABC.*

   10.28 - Amended and Restated Agreement Regarding Stock and Other Matters, dated as of February 14, 1995, between the Company and BABC.*

   21.1  -  Subsidiaries of the Company.*

   27.1  -  Financial Data Schedule.*

   28.1 - Schedule P of Annual Statements provided by Country to Illinois Regulatory Authorities (filed under cover of Form SE filed with the Securities and Exchange Commission on February 17, 1995).




________________
*Filed herewith.