Form 10-Q
period 1995-03-31
GREAT DANE HOLDINGS INC
filed 1995-05-10
CIK 51200

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the period ended          March 31, 1995
                     ---------------------------------

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

There were 16,800,000 shares of Registrant's only class of common stock outstanding as of May 9, 1995.

<PAGE-1>
                                      INDEX

                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES



                                                                  Page Number
                                                                  -----------

PART I      FINANCIAL INFORMATION

    Item 1  Consolidated Financial Statements (Unaudited):

            Consolidated Balance Sheets at December 31, 1994
            and March 31, 1995 . . . . . . . . . . . . . . . . . . . 2-3

            Consolidated Statements of Operations for
            the Three Months Ended March 31, 1994 and
            March 31, 1995 . . . . . . . . . . . . . . . . . . . . . . 4

            Consolidated Statements of Cash Flows for
            the Three Months Ended March 31, 1994 and
            March 31, 1995 . . . . . . . . . . . . . . . . . . . . . 5-6

            Notes to Consolidated Financial Statements . . . . . . . 7-9

    Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . 10-11


PART II     OTHER INFORMATION

    Item 4  Submission of Matters to a Vote of Security Holders. . . .12

    Item 5  Other Information. . . . . . . . . . . . . . . . . . . . .12

    Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .13


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

<PAGE-2>

Balance-Sheets
                           CONSOLIDATED BALANCE SHEETS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                    (in thousands, except per share amounts)
                                   (unaudited)

                                               December 31,       March 31,
                                                   1994             1995
                                              -------------      -----------
ASSETS
  Cash and cash equivalents                      $  34,875        $  39,554
  Accounts receivable, less allowance for
    doubtful accounts of $1,342 (1994)
    $1,562 (1995)                                   90,076          107,146
  Inventories                                       96,580          106,315
  Other current assets                              19,729           19,948
                                                 ----------       ----------
      Total current assets                         241,260          272,963

  Property, plant and equipment, net               113,948          121,750
  Insurance Subsidiary's investments                91,094           91,622
  Cost in excess of net assets acquired,
    net of accumulated amortization of $7,502
    (1994) and $7,814 (1995)                        42,493           42,181
  Trademark, net of accumulated amortization
    of $2,100 (1994) and $2,187 (1995)              11,346           11,259
  Other assets                                      21,910           27,569






















                                                 ----------       ----------
Total Assets                                     $ 522,051        $ 567,344
                                                 ==========       ==========

<PAGE-3>

Balance-Sheets--Continued
                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                    (in thousands, except per share amounts)
                                   (unaudited)

                                               December 31,       March 31,
                                                   1994             1995
                                               ------------     -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                               $  80,863        $  92,806
  Notes payable                                      5,000              ---
  Income taxes payable                              12,663           18,037
  Accrued compensation                              17,955           18,167
  Accrued interest                                  11,802            6,079
  Customer deposits                                 14,113            8,677
  Other accrued liabilities                         36,402           39,718
  Current portion of long-term debt                 13,613           14,111
                                                 ----------       ----------
      Total current liabilities                    192,411          197,595
  Long-term debt, excluding current portion:
    Shareholders                                    30,000              ---
    Other                                          244,652          295,420
                                                 ----------       ----------
                                                   274,652          295,420
  Insurance Subsidiary's unpaid losses and
    loss adjustment expenses                        69,318           70,954
  Unearned insurance premiums                       12,203           18,365
  Deferred income taxes                              2,750              438
  Postretirement benefits other than pensions       51,061           51,360
  Other noncurrent liabilities                      46,372           49,849
  Minority interest                                    586              999
                                                 ----------       ----------
      Total liabilities                            649,353          684,980
  Shareholders' deficit--Note A:
    Common stock, par value $0.01:
      Authorized 50,000 shares
      Outstanding 16,800 shares                        168              168
    Additional paid-in capital                      14,832           14,832
    Retained-earnings deficit                      (11,869)          (3,577)
    Unrealized appreciation (depreciation) on
      Insurance Subsidiary's investments in
      certain debt and equity securities            (2,060)            (686)
    Notes receivable from shareholders                (625)             ---
    Amount paid in excess of Checker's
      net assets                                  (127,748)        (128,373)
                                                 ----------       ----------
  Total shareholders' deficit                     (127,302)        (117,636)
                                                 ----------       ----------
Total Liabilities and
  Shareholders' Deficit                          $ 522,051        $ 567,344
                                                 ==========       ==========

See notes to consolidated financial statements.

<PAGE-4>

Statements of Operations--3 Months
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                    (in thousands, except per share amounts)
                                   (unaudited)


                                              Three Months Ended March 31,
                                                1994                1995
                                             ----------          ----------
Revenues                                     $ 271,680           $ 322,393
Cost of revenues                              (230,835)           (276,531)
                                             ----------          ----------
Gross profit                                    40,845              45,862

Selling, general and administrative expense    (21,454)            (23,376)
                                             ----------          ----------
Operating profit                                19,391              22,486

Interest expense                               (10,044)            (10,464)
Interest income                                  1,660               2,277
Other income, net                                  604                 712
                                             ----------          ----------
Income before minority equity and
  income taxes                                  11,611              15,011
Minority equity                                    ---                (413)
                                             ----------          ----------
Income before income taxes                      11,611              14,598
Income tax expense                              (5,225)             (6,305)
                                             ----------          ----------

Net income                                   $   6,386           $   8,293
                                             ==========          ==========

Weighted average number of shares used in
  per share computations--Note A                16,800              16,800
                                             ==========          ==========

Net income per share--Note A                 $    0.38           $    0.49
                                             ==========          ==========


See notes to consolidated financial statements.

<PAGE-5>

Statements of Cash Flows
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (unaudited)


                                               Three Months Ended March 31,
                                                  1994              1995
                                               ----------        ----------
Cash flows from operating activities:
  Net income                                   $   6,386         $   8,293
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                5,631             5,398
      Deferred income tax benefit                   (581)           (3,055)
      Amortization of cost in excess of
        net assets acquired                          313               312
      Amortization of debt discount                  393               439
      Gain on sale of property, plant
        and equipment                                ---              (182)
      Investment gains                              (274)              (80)
      Increase in minority equity                    ---               413
      Other noncash charges                        2,626             4,068
      Changes in operating assets and
        liabilities:
          Accounts receivable                    (25,281)          (17,147)
          Inventories                              8,052            (9,735)
          Other assets                            (1,176)           (6,242)
          Accounts payable                            56            13,554
          Income taxes                             5,840             5,375
          Unpaid losses and loss adjustment
            expenses                                 897             1,636
          Unearned insurance premiums              6,692             6,162
          Postretirement benefits other
            than pensions                            403               299
          Other liabilities                       (7,791)           (9,405)
                                               ----------        ----------
Net cash flow provided by operating
  activities                                       2,186               103


<PAGE-6>

Statements of Cash Flows--Continued
                CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (unaudited)


                                                    Three Months Ended March 31,
                                                  1994              1995
                                               ----------        ----------
Cash flows from investing activities:
  Purchases of property, plant and equipment   $  (6,903)        $ (13,370)
  Proceeds from disposal of property, plant
    and equipment and other productive assets        516               352
  Purchase of investments available for sale      (3,901)           (7,697)
  Purchases of investments held to maturity       (2,793)              ---
  Proceeds from sale of investments available
    for sale                                         346             4,411
  Proceeds from maturity or redemption of
    investments held to maturity                   7,723             5,054
  Other                                              143               ---
                                               ----------        ----------
Net cash flow used in investing activities        (4,869)          (11,250)

Cash flows from financing activities:
  Proceeds from borrowings                           ---            90,822
  Repayments of borrowings                        (4,553)          (74,996)
  Return of limited partner's capital               (234)              ---
                                               ----------        ----------
Net cash flow provided by (used in)
  financing activities                            (4,787)           15,826
                                               ----------        ----------
Increase (decrease) in cash and cash
  equivalents                                     (7,470)            4,679

Beginning cash and cash equivalents               40,078            34,875
                                               ----------        ----------
Ending cash and cash equivalents               $  32,608         $  39,554
                                               ==========        ==========


See notes to consolidated financial statements.

<PAGE-7>
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 MARCH 31, 1995
                                   (unaudited)


NOTE A--ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

   On March 27, 1995, in anticipation of an initial public offering ("IPO") the Company filed an amendment to its Certificate of Incorporation increasing the number of authorized shares of common stock to 50 million, reducing the par value to $0.01 per common share and splitting the shares 16,800 to 1. This resolution also authorized 5 million shares of $1 par value preferred stock. All share and per share data and affected amounts have been adjusted to reflect these changes as though they had occurred at the beginning of the earliest period presented.

   The consolidated financial statements include the accounts of Great Dane Holdings Inc. and its subsidiaries, including Great Dane Trailers, Inc. (Great Dane) and Checker Motors Corporation ("Motors") and Motors' wholly-owned subsidiaries, including American Country Insurance Company ("Insurance Subsidiary" or "Country").

NOTE B--BASIS OF PRESENTATION

   The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In Management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE C-INVENTORIES

   Inventories are summarized below (dollars in thousands):

                                         December 31,       March 31,
                                             1994             1995
                                        --------------   --------------
   Raw materials and supplies             $  60,998        $  63,711
   Work-in-process                           15,877           17,453
   Finished goods                            19,705           25,151
                                          ----------       ----------
                                          $  96,580        $ 106,315
                                          ==========       ==========

<PAGE-8>
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                   (unaudited)



NOTE D--BORROWINGS

   In January 1995, Motors and its subsidiaries finalized a refinancing with a bank whereby Motors entered into a loan agreement providing for a $45 million term loan and a $20 million revolving credit facility. The funds from the term loan were used to repay approximately $27 million of bank debt including the Partnership term loan, the equipment term loan and the notes payable to the bank, provide $15 million to the Company to retire a portion of certain notes outstanding to the Company's shareholders and pay fees and expenses. Availability under the revolving credit facility is based on the amount of eligible trade accounts receivable and inventory and may be used for working capital needs, as well as for other general corporate purposes.

   The new term loan requires twenty quarterly principal payments of approximately $2.3 million, commencing June 30, 1995, plus interest at either the bank's prime rate plus 1.25% (subject to reductions of up to 0.5% upon the occurrence of certain events) or a selected Eurodollar contract rate plus 3% (subject to reductions of up to 0.5% upon the occurrence of certain events). The new term loan is secured by substantially all of Motors' assets including the stock of its subsidiaries. The new term loan agreement requires Motors to, among other things, comply with certain financial covenants, limits addition to and sales of Motors' fixed assets and limits additional borrowings by Motors.

   In February 1995, Great Dane amended its loan and security agreement. Pursuant to the amended agreement, the Lenders have loaned $28 million as a term loan and have agreed to provide, at any given time, up to $150 million (less amounts then outstanding as a term loan) as a revolving credit facility (subject to availability based on the amount of eligible trade accounts receivable and inventory) to be used as working capital by Great Dane and for other general corporate purposes. The initial term loan proceeds, which were drawn immediately upon closing, were used, together with drawings under the revolver, to repay approximately $17 million of bank debt, provide $15 million to the Company to retire the balance of the shareholder notes and pay fees and expenses. The term loan requires monthly principal payments of $0.3 million plus interest on the unpaid principal amount of the loan in arrears at a rate equal to 1% above the prime rate of interest charged from time to time by Bank of America or a rate equal to 2.5% above a selected Eurodollar contract rate with the unpaid principal balance due five years after the closing date. The loans are secured by substantially all of the assets of Great Dane and its subsidiaries. The Agreement requires Great Dane to, among other things, comply with certain financial covenants, and limits the amounts of loans and transfers to the Company, limits additions to and sales of Great Dane's fixed assets and limits additional Great Dane borrowings.

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

<PAGE-9>
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                   (unaudited)


NOTE F--STOCK OPTIONS

   During the quarter ended March 31, 1995, the Board of Directors adopted an option plan for an executive officer of the Company and granted him an option to purchase 52,500 shares of common stock, subject to completion of an IPO, at an exercise price of $1.00 per share. Further, during the quarter, the Board of Directors also adopted, subject to the completion of an IPO and subject to approval by the Compensation Committee and by the stockholders, the 1994 Option Plan and the Outside Directors Option Plan.

<PAGE-10>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Available cash and cash equivalents, cash flow generated from operations ($2.2 million and $0.1 million for the three months ended March 31, 1994 and 1995, respectively), proceeds from borrowings and proceeds from disposal of assets have provided sufficient liquidity and capital resources for the Company to conduct its operations during the first three months of 1994 and 1995.

     In January and February 1995, the Company's subsidiaries refinanced their indebtedness to banks (see Note D). These refinancings had the effect of improving liquidity by increasing funds available to the subsidiaries in the form of higher line of credit availability and providing additional funds under term loan arrangements. Certain funds from these refinancings were made available to the Company and the notes payable to shareholders were repaid with these funds.

     On November 23, 1994, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with an IPO of the Company's common stock. On April 7, 1995, the Company announced that it was withdrawing the IPO and would not complete the transaction. Certain costs were incurred in connection with the IPO. Because the IPO was not completed, these costs, which totaled approximately $1.0 million (pre-tax), have been charged to income in the quarter ended March 31, 1995.

     The Company is a holding company and is, therefore, dependent on cash flow from its subsidiaries in order to meet its obligations. The Company's operating subsidiaries are required, pursuant to financing agreements with third parties, to meet certain covenants, which may have the effect of limiting cash available to the Company. Further, the payment of dividends by the Insurance Subsidiary is limited by regulation to net income unless the prior approval of the Illinois Insurance Department is received. The operating subsidiaries' plans indicate that sufficient funds are anticipated to be available to the Company to meet its short-term obligations.

     Purchases of property, plant and equipment have averaged approximately $18.6 million per year over the past three years and have been funded principally by cash flow generated from operations as well as proceeds from disposal of assets. Purchases of property, plant and equipment for 1995 are anticipated to be approximately $41.3 million and are expected to be funded principally by cash flow generated from operations and borrowings. The higher level of capital expenditures in the first quarter of 1995 as compared to the comparable period in 1994 results from replacement of vehicles in the Vehicular operations and capital expenditures associated with a new Truck Trailer manufacturing facility in Terre Haute, Indiana, which is anticipated to begin operations in the second quarter of 1995.

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

RESULTS OF OPERATIONS

                        Three Months Ended March 31, 1995
                  Compared to Three Months Ended March 31, 1994
                -------------------------------------------------

     Revenues increased $50.7 million during the three months ended March 31, 1995, as compared to the same period of 1994. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($35.4 million), primarily associated with higher volume of trailer sales and higher selling prices within the segment, and partly offset by lower container and chassis sales. Automotive Products revenues increased $12.3 million during the three months ended March 31, 1995, as compared to the same period in 1994. General increases in volume to accommodate automotive customers' demands, increased revenues from additional jobs and increases in revenues associated with the production of tooling for certain customers were the principal reasons for the revenue increases.

     The Company's operating profit (gross profit less selling, general and administrative expenses) increased $3.1 million in the 1995 period compared to the 1994 period. This increase is attributed to an increase of Trailer Manufacturing operating profits ($0.4 million) which is principally due to higher volume of sales indicated above and partly offset by lower margins. The Truck Trailer manufacturing margins were lower as a result of a change in product mix, higher manufacturing costs and certain costs associated with the start-up of the new manufacturing facility. The Automotive Products operating profits increased ($2.8 million) principally due to higher sales. Increases in operating profits were offset by higher selling, general and administrative expenses due to the costs associated with the withdrawn IPO ($1.0 million).

     During the quarter ended March 31, 1995, a $0.4 million charge was recorded to reflect minority equity in South Charleston Stamping & Manufacturing Company ("SCSM"), a subsidiary of Checker. No minority equity in SCSM was recorded in the 1994 three-month period because of SCSM's shareholders' deficit.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes and the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

     Net income was $8.3 million for the three months ended March 31, 1995, as compared to $6.4 million for the comparable period in 1994. The improvement in net income is attributed to the reasons mentioned above.

<PAGE-12>
                                     PART II
                                OTHER INFORMATION
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


Item 4:   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     On January 12, 1995, January 18, 1995, and March 23, 1995, the shareholders of the Registrant, by unanimous written consent, took the following actions:

          1. Approval of an amendment of the Certificate of Incorporation of the Registrant, in connection with the proposed IPO, to:

               a. Increase the number of shares of capital stock of the Registrant to 55,000,000, consisting of 5,000,000 shares of preferred stock, par value $1.00 per share, and 50,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), and to authorize the Board of Directors to issue the preferred shares and to fix the number of shares of any series and the designations, powers, preferences and rights and the qualifications, limitations and restrictions of such series; and

               b. Change each share of common stock outstanding immediately prior to the amendment of the Certificate of Incorporation into 16,800 shares of Common Stock.

          2. Ratification of the Board's adoption of certain stock option plans in connection with the proposed IPO.

          3. Ratification of Great Dane Trailers, Inc.'s ("Great Dane") Amended and Restated Loan Agreement, approval of an agreement which, among other things, restricts in connection therewith the Registrant's ability to sell or otherwise dispose of the stock of Great Dane, and authorization of borrowings thereunder to redeem or service the Registrant's debt and pay the Registrant's expenses.

Item 5:   Other Information
          -----------------

     On April 5, 1995, the Registrant's Amended Registration Statement on Form S-1, registering the sale of 4,000,000 shares of common stock, par value $0.01 per share, at an estimated initial public offering price of $11.00 per share, was declared effective. The proceeds of the offering were intended to be used to redeem a portion of the Registrant's 12-3/4% Senior Subordinated Debentures due 2001. The Registrant was subsequently advised by the underwriters that the offering cannot be completed. The Registrant will be reviewing its options.

<PAGE-13>
                                     PART II
                          OTHER INFORMATION--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES



Item 6:   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits
          --------

          3.1 Composite Certificate of Incorporation of the Registrant reflecting all amendments to date.

          27.1  Financial Data Schedule

          99.1 Retirement Plan for Great Dane Trailers, Inc., effective as of January 1, 1989.

          99.2 Checker Motors Pension Plan, amended and restated, effective January 1, 1987.

          99.3 Composite Checker Employees' 401(k) Retirement Benefit Plan, reflecting all amendments to date.

     (b)  Reports on Form 8-K
          -------------------

          None

<PAGE-14>
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


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


Date:  May 9, 1995