Form 10-Q
period 1995-06-30
GREAT DANE HOLDINGS INC
filed 1995-08-08
CIK 51200

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the period ended          June 30, 1995
                     ---------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number         1-5599
                       ----------------------


                            GREAT DANE HOLDINGS INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           54-0698116
-----------------------------------------------------------------------------
(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                            Identification No.)


2016 North Pitcher Street, Kalamazoo, Michigan                   49007
-----------------------------------------------------------------------------
   (Address of principal executive office)                    (Zip Code)


Registrant's telephone number, including area code:       (616) 343-6121
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

There were 1,000 shares of Registrant's only class of common stock outstanding as of August 7, 1995.

<PAGE-1>
                                      INDEX

                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES



                                                                Page Number
                                                                -----------

PART I      FINANCIAL INFORMATION

    Item 1  Consolidated Financial Statements (Unaudited):

            Consolidated Balance Sheets at December 31, 1994
            and June 30, 1995. . . . . . . . . . . . . . . . . . . . 2-3

            Consolidated Statements of Operations for
            the Three Months Ended June 30, 1994 and
            June 30, 1995. . . . . . . . . . . . . . . . . . . . . . . 4

            Consolidated Statements of Operations for
            the Six Months Ended June 30, 1994 and
            June 30, 1995. . . . . . . . . . . . . . . . . . . . . . . 5

            Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 1994 and
            June 30, 1995. . . . . . . . . . . . . . . . . . . . . . 6-7

            Notes to Consolidated Financial Statements . . . . . . .8-10

    Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . 11-13


PART II     OTHER INFORMATION

    Item 4  Submission of Matters to a Vote of Security Holders. . . .14

    Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .14


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

<PAGE-2>

Balance-Sheets
                           CONSOLIDATED BALANCE SHEETS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                               December 31,       June 30,
                                                   1994             1995
                                               ------------      -----------
ASSETS
  Cash and cash equivalents                      $  34,875        $  39,890
  Accounts receivable, less allowance for
    doubtful accounts of $1,342 (1994)
    $1,921 (1995)                                   90,076          133,465
  Inventories                                       96,580          115,649
  Other current assets                              19,729           17,611
                                                 ----------       ----------
      Total current assets                         241,260          306,615

  Property, plant and equipment, net               113,948          127,162
  Insurance Subsidiary's investments                91,094           98,394
  Cost in excess of net assets acquired,
    net of accumulated amortization of $7,502
    (1994) and $8,127 (1995)                        42,493           41,868
  Trademark, net of accumulated amortization
    of $2,100 (1994) and $2,275 (1995)              11,346           11,171
  Other assets                                      21,910           27,047






















                                                 ----------       ----------
Total Assets                                     $ 522,051        $ 612,257
                                                 ==========       ==========

<PAGE-3>

Balance-Sheets--Continued
                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                               December 31,       June 30,
                                                   1994             1995
                                               ------------     -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                               $  80,863        $  97,935
  Notes payable                                      5,000              ---
  Income taxes payable                              12,663            9,896
  Accrued compensation                              17,955           19,569
  Accrued interest                                  11,802           12,278
  Customer deposits                                 14,113            7,150
  Other accrued liabilities                         36,402           41,754
  Current portion of long-term debt                 13,613           16,117
                                                 ----------       ----------
      Total current liabilities                    192,411          204,699
  Long-term debt, excluding current portion:
    Shareholders                                    30,000              ---
    Other                                          244,652          319,193
                                                 ----------       ----------
                                                   274,652          319,193
  Insurance Subsidiary's unpaid losses and
    loss adjustment expenses                        69,318           72,901
  Unearned insurance premiums                       12,203           17,390
  Deferred income taxes                              2,750            2,064
  Postretirement benefits other than pensions       51,061           51,785
  Other noncurrent liabilities                      46,372           49,378
  Minority interest                                    586            1,328
                                                 ----------       ----------
      Total liabilities                            649,353          718,738
  Shareholders' deficit--Note A:
    Common stock, par value $1.00:
      Authorized 3,000 shares
      Outstanding 1,000 shares                           1                1
    Additional paid-in capital                      14,999           14,999
    Retained earnings (deficit)                    (11,869)           5,998
    Unrealized appreciation (depreciation) on
      Insurance Subsidiary's investments in
      certain debt and equity securities            (2,060)             894
    Notes receivable from shareholders                (625)             ---
    Amount paid in excess of Checker's
      net assets                                  (127,748)        (128,373)
                                                 ----------       ----------
  Total shareholders' deficit                     (127,302)        (106,481)
                                                 ----------       ----------
Total Liabilities and
  Shareholders' Deficit                          $ 522,051        $ 612,257
                                                 ==========       ==========

See notes to consolidated financial statements.

<PAGE-4>

Statements of Operations--3 Months
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                               Three Months Ended June 30,
                                                1994                1995
                                             ----------          ----------
Revenues                                     $ 277,622           $ 329,527
Cost of revenues                              (232,653)           (281,379)
                                             ----------          ----------
Gross profit                                    44,969              48,148

Selling, general and administrative expense    (21,263)            (22,982)
                                             ----------          ----------
Operating profit                                23,706              25,166

Interest expense                               (10,149)            (10,840)
Interest income                                  1,741               2,275
Other income, net                                  162                 474
                                             ----------          ----------
Income before minority equity and
  income taxes                                  15,460              17,075
Minority equity                                   (203)               (329)
                                             ----------          ----------
Income before income taxes                      15,257              16,746
Income tax expense                              (6,866)             (7,171)
                                             ----------          ----------

Net income                                   $   8,391           $   9,575
                                             ==========          ==========

Weighted average number of shares used in
  per share computations--Note A                 1,000               1,000
                                             ==========          ==========

Net income per share--Note A                 $   8,391           $   9,575
                                             ==========          ==========


See notes to consolidated financial statements.

<PAGE-5>

Statements of Operations--6 Months
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                Six Months Ended June 30,
                                                1994                1995
                                             ----------          ----------
Revenues                                     $ 549,302           $ 651,920
Cost of revenues                              (463,488)           (557,910)
                                             ----------          ----------
Gross profit                                    85,814              94,010

Selling, general and administrative expense    (42,717)            (46,358)
                                             ----------          ----------
Operating profit                                43,097              47,652

Interest expense                               (20,193)            (21,304)
Interest income                                  3,401               4,552
Other income, net                                  766               1,186
                                             ----------          ----------
Income before minority equity and
  income taxes                                  27,071              32,086
Minority equity                                   (203)               (742)
                                             ----------          ----------
Income before income taxes                      26,868              31,344
Income tax expense                             (12,091)            (13,476)
                                             ----------          ----------

Net income                                   $  14,777           $  17,868
                                             ==========          ==========

Weighted average number of shares used in
  per share computations--Note A                 1,000               1,000
                                             ==========          ==========

Net income per share--Note A                 $  14,777           $  17,868
                                             ==========          ==========


See notes to consolidated financial statements.

<PAGE-6>

Statements of Cash Flows
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (unaudited)


                                                 Six Months Ended June 30,
                                                  1994              1995
                                               ----------        ----------
Cash flows from operating activities:
  Net income                                   $  14,777         $  17,868
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization               11,319            11,122
      Deferred income tax benefit                 (1,343)           (1,604)
      Amortization of cost in excess of
        net assets acquired                          625               625
      Amortization of debt discount                  768               893
      Gain on sale of property,
        plant and equipment                         (405)             (335)
      Investment gains                              (275)             (116)
      Increase in minority equity                    ---               742
      Other noncash charges                        4,737             5,760
      Changes in operating assets and
        liabilities:
          Accounts receivable                    (15,006)          (43,540)
          Finance lease receivables                1,359               ---
          Inventories                              9,186           (19,069)
          Insurance Subsidiary's reinsurance
            receivable                             3,755               (68)
          Other assets                              (623)           (4,128)
          Accounts payable                           531            18,683
          Income taxes                             3,291            (2,766)
          Unpaid losses and loss adjustment
            expenses                              (3,330)            3,583
          Unearned insurance premiums              5,468             5,187
          Postretirement benefits other
            than pensions                            903               724
          Other liabilities                          979            (3,212)
                                               ----------        ----------
Net cash flow provided by (used in)
  operating activities                            36,716            (9,651)


<PAGE-7>

Statements of Cash Flows--Continued
                CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (unaudited)


                                                 Six Months Ended June 30,
                                                  1994              1995
                                               ----------        ----------
Cash flows from investing activities:
  Purchases of property, plant and equipment   $ (11,573)        $ (24,656)
  Proceeds from disposal of property, plant
    and equipment and other productive assets      1,199               656
  Purchases of investments available for sale     (5,032)          (14,592)
  Purchases of investments held to maturity       (6,995)             (336)
  Proceeds from sale of investments available
    for sale                                       1,983             5,474
  Proceeds from maturity or redemption of
    investments held to maturity                  10,282             6,901
  Other                                              143                69
                                               ----------        ----------
Net cash flow used in investing activities        (9,993)          (26,484)

Cash flows from financing activities:
  Proceeds from borrowings                           ---           119,694
  Repayments of borrowings                       (24,633)          (78,543)
  Return of limited partner's capital               (472)              ---
                                               ----------        ----------
Net cash flow provided by (used in)
  financing activities                           (25,105)           41,151
                                               ----------        ----------
Increase in cash and cash equivalents              1,618             5,016

Beginning cash and cash equivalents               40,078            34,874
                                               ----------        ----------
Ending cash and cash equivalents               $  41,696         $  39,890
                                               ==========        ==========


See notes to consolidated financial statements.

<PAGE-8>
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                  JUNE 30, 1995
                                   (unaudited)


NOTE A--ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

   On May 31, 1995, the Company's shareholders approved an amendment to the Certificate of Incorporation reducing the number of authorized shares of capital stock to three thousand shares of common stock, par value $1.00 per share. Upon filing the amendment, the Company also effectuated a 1 for 16,800 reverse stock split. All share and per share data and affected amounts have been adjusted to reflect these changes as though they had occurred at the beginning of the earliest period presented.

   The consolidated financial statements include the accounts of Great Dane Holdings Inc. and its subsidiaries, including Great Dane Trailers, Inc. (Great Dane) and Checker Motors Corporation ("Motors") and Motors' wholly-owned subsidiaries, including American Country Insurance Company ("Insurance Subsidiary" or "Country").

NOTE B--BASIS OF PRESENTATION

   The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In Management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE C-INVENTORIES

   Inventories are summarized below (dollars in thousands):

                                         December 31,       June 30,
                                             1994             1995
                                        --------------   --------------
   Raw materials and supplies             $  60,998        $  68,703
   Work-in-process                           15,877           18,845
   Finished goods                            19,705           28,101
                                          ----------       ----------
                                          $  96,580        $ 115,649
                                          ==========       ==========

<PAGE-9>
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                   (unaudited)



NOTE D--BORROWINGS

   In January 1995, Motors and its subsidiaries finalized a refinancing with a bank whereby Motors entered into a loan agreement providing for a $45 million term loan and a $20 million revolving credit facility. The funds from the term loan were used (a) to repay approximately $27 million of bank debt including a term loan to Checker Motors Co., L.P., an equipment term loan and the notes payable to the bank; (b) to provide $15 million to the Company to retire a portion of certain notes outstanding to the Company's shareholders; and (c) to pay fees and expenses. Availability under the revolving credit facility is based on the amount of eligible trade accounts receivable and inventory and may be used for working capital needs, as well as for other general corporate purposes.

   The new term loan requires twenty quarterly principal payments of approximately $2.3 million, commencing June 30, 1995, plus interest at either the bank's prime rate plus 1.25% (subject to reductions of up to 0.5% upon the occurrence of certain events) or a selected Eurodollar contract rate plus 3% (subject to reductions of up to 0.5% upon the occurrence of certain events). The new term loan is secured by substantially all of the assets of Motors' and its subsidiaries including the stock of Motors' subsidiaries. The new term loan agreement requires Motors to, among other things, comply with certain financial covenants, limits addition to and sales of Motors' fixed assets and limits additional borrowings by Motors.

   In February 1995, Great Dane amended its loan and security agreement. Pursuant to the amended agreement, the Lenders have loaned $28 million as a term loan and have agreed to provide, at any given time, up to $150 million (less amounts then outstanding as a term loan) as a revolving credit facility (subject to availability based on the amount of eligible trade accounts receivable and inventory) to be used as working capital by Great Dane and for other general corporate purposes. The initial term loan proceeds, which were drawn immediately upon closing, were used, together with drawings under the revolver, (a) to repay approximately $17 million of bank debt; (b) to provide $15 million to the Company to retire the balance of the shareholder notes; and (c) to pay fees and expenses. In June 1995, upon receipt of certain collateral appraisals, the lenders loaned Great Dane an additional $10 million under the term loan. These term loan proceeds were utilized to reduce amounts outstanding under the revolving credit facility. The term loan requires monthly principal payments of approximately $0.5 million plus interest on the unpaid principal amount of the loan in arrears at a rate equal to 1% above the prime rate of interest charged from time to time by Bank of America or a rate equal to 2.5% above a selected Eurodollar contract rate with the unpaid principal balance due five years after the closing date. The loans are secured by substantially all of the assets of Great Dane and its subsidiaries. The Agreement requires Great Dane to, among other things, comply with certain financial covenants, and limits the amounts of loans and transfers to the Company, limits additions to and sales of Great Dane's fixed assets and limits additional Great Dane borrowings.

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

<PAGE-11>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Available cash and cash equivalents, cash flow generated from operations and proceeds from borrowings have provided sufficient liquidity and capital resources for the Company to conduct its operations during the first six months of 1994 and 1995.

     In 1995, the Company's subsidiaries refinanced their indebtedness to banks (see Note D). These refinancings had the effect of improving liquidity by in-creasing funds available to the subsidiaries in the form of higher line of credit availability and providing additional funds under term loan arrange-ments. Certain funds from these refinancings were made available to the Company and the notes payable to shareholders were repaid with these funds.

     On November 23, 1994, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission in connection with an IPO of the Company's common stock. On April 7, 1995, the Company announced that it was withdrawing the IPO and would not complete the transaction. Certain costs were incurred in connection with the IPO. Because the IPO was not completed, these costs, which totaled approximately $1.0 million (pre-tax), have been charged to income in the quarter ended March 31, 1995. On June 28, 1995, the Company deregistered the unsold securities.

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

     Purchases of property, plant and equipment have averaged approximately $18.6 million per year over the past three years and have been funded principally by cash flow generated from operations as well as proceeds from disposal of assets. Purchases of property, plant and equipment for 1995 are anticipated to be approximately $31.0 million and are expected to be funded principally by cash flow generated from operations and borrowings. The higher level of capital expenditures in the first six months of 1995 as compared to the comparable period in 1994 results principally from replacement of vehicles in the Vehicular operations and capital expenditures associated with a new Truck Trailer manufacturing facility in Terre Haute, Indiana, which began operations in the second quarter of 1995.

<PAGE-12>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

                        Three Months Ended June 30, 1995
                  Compared to Three Months Ended June 30, 1994
                -------------------------------------------------

     Revenues increased $51.9 million during the three months ended June 30, 1995, as compared to the same period of 1994. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($43.9 million), primarily associated with higher volume of trailer sales and higher selling prices within the segment, and partly offset by lower volume of container and chassis sales. Automotive Products revenues increased $6.3 million during the three months ended June 30, 1995, as compared to the same period in 1994. General increases in volume to accommodate automotive customers' demands, increased revenues from additional jobs and increases in revenues associated with the production of tooling for certain customers were the principal reasons for the revenue increases.

     The Company's operating profit (gross profit less selling, general and administrative expenses) increased $1.5 million in the 1995 period compared to the 1994 period. This increase is attributed to an increase of Trailer Manufacturing operating profits ($2.3 million) which is principally due to higher volume of sales indicated above and partly offset by lower margins. The Truck Trailer manufacturing margins were lower as a result of a change in product mix, higher material and manufacturing costs and certain costs associated with the start-up of the new manufacturing facility. The Automotive Products operating profits increased ($0.6 million) principally due to higher sales. Increases in operating profits were partially offset by higher corporate selling, general and administrative expenses ($1.0 million).

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes and the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

     Net income was $9.6 million for the three months ended June 30, 1995, as compared to $8.4 million for the comparable period in 1994. The improvement in net income is attributed to the reasons mentioned above.

                         Six Months Ended June 30, 1995
                   Compared to Six Months Ended June 30, 1994
                -------------------------------------------------

     Revenues increased $102.6 million during the six months ended June 30, 1995, as compared to the same period of 1994. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($79.2 million), primarily associated with higher volume of trailer sales and higher selling prices within the segment, and partly offset by lower volume of container and chassis sales. Automotive Products revenues increased $18.5 million during the six months ended June 30, 1995, as compared to the same period in 1994. General increases in volume to accommodate automotive customers' demands, increased revenues from additional jobs and increases in revenues associated with the production of tooling for certain customers were the principal reasons for the revenue increases.

<PAGE-13>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


     The Company's operating profit increased $4.6 million in the 1995 period compared to the 1994 period. This increase is attributed to an increase of Trailer Manufacturing operating profits ($2.8 million) which is principally due to higher volume of sales indicated above and partly offset by lower margins. The Truck Trailer manufacturing margins were lower as a result of a change in product mix, higher material and manufacturing costs and certain costs associated with the start-up of the new manufacturing facility. The Automotive Products operating profits increased ($3.4 million) principally due to higher sales. Increases in operating profits were offset by higher corporate selling, general and administrative expenses as well as the costs associated with the withdrawn IPO.

     During the six months ended June 30, 1995, a $0.7 million charge was recorded to reflect minority equity in South Charleston Stamping & Manufacturing Company ("SCSM"), a subsidiary of Checker.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes and the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

     Net income was $17.9 million for the six months ended June 30, 1995, as compared to $14.8 million for the comparable period in 1994. The improvement in net income is attributed to the reasons mentioned above.

<PAGE-14>
                                     PART II
                                OTHER INFORMATION
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


Item 4:   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     On May 31, 1995, the shareholders of the Registrant, by unanimous written consent, approved an amendment to the Certificate of Incorporation of the Registrant pursuant to which the number of shares of the Registrant's capital stock was reduced to 3,000 shares of common stock, par value $1.00 per share (the "Common Stock"). Each share of common stock, par value $0.01 per share, outstanding immediately prior to the amendment was changed into 1/16,800 of a share of Common Stock.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits
          --------

          3.1 Composite Certificate of Incorporation of the Registrant reflecting all amendments to date.

          27.1  Financial Data Schedule.

     (b)  Reports on Form 8-K
          -------------------

          None

<PAGE-15>
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


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


Date:  August 7, 1995