Form 10-Q
period 1995-09-30
GREAT DANE HOLDINGS INC
filed 1995-11-13
CIK 51200

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the period ended          September 30, 1995
                     ------------------------------------

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

There were 1,000 shares of Registrant's only class of common stock outstanding as of November 10, 1995.

<PAGE-1>
                                      INDEX

                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES



                                                                Page Number
                                                                -----------

PART I      FINANCIAL INFORMATION

    Item 1  Consolidated Financial Statements (Unaudited):

            Consolidated Balance Sheets at December 31, 1994
            and September 30, 1995 . . . . . . . . . . . . . . . . . 2-3

            Consolidated Statements of Operations for
            the Three Months Ended September 30, 1994 and
            September 30, 1995 . . . . . . . . . . . . . . . . . . . . 4

            Consolidated Statements of Operations for
            the Nine Months Ended September 30, 1994 and
            September 30, 1995  . . . . . . . . . . . . . . . . . . . .5

            Consolidated Statements of Cash Flows for
            the Nine Months Ended September 30, 1994 and
            September 30, 1995 . . . . . . . . . . . . . . . . . . . 6-7

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

    Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .14


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

<PAGE-2>

Balance-Sheets
                           CONSOLIDATED BALANCE SHEETS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                               December 31,     September 30,
                                                   1994             1995
                                              -------------      -----------
ASSETS
  Cash and cash equivalents                      $  34,875        $  38,269
  Accounts receivable, less allowance for
    doubtful accounts of $1,342 (1994) and
    $1,534 (1995)                                   90,076          104,724
  Inventories                                       96,580          126,432
  Other current assets                              19,729           26,698
                                                 ----------       ----------
      Total current assets                         241,260          296,123

  Property, plant and equipment, net               113,948          126,358
  Insurance Subsidiary's investments                91,094          104,258
  Cost in excess of net assets acquired,
    net of accumulated amortization of $7,502
    (1994) and $8,439 (1995)                        42,493           41,556
  Trademark, net of accumulated amortization
    of $2,100 (1994) and $2,362 (1995)              11,346           11,084
  Other assets                                      21,910           27,451






















                                                 ----------       ----------
Total Assets                                     $ 522,051        $ 606,830
                                                 ==========       ==========

<PAGE-3>

Balance-Sheets--Continued
                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                               December 31,     September 30,
                                                   1994             1995
                                               ------------     -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                               $  80,863        $  85,359
  Notes payable                                      5,000              ---
  Income taxes payable                              12,663            9,098
  Accrued compensation                              17,955           21,379
  Accrued interest                                  11,802            5,615
  Customer deposits                                 14,113           10,377
  Other accrued liabilities                         36,402           41,864
  Current portion of long-term debt                 13,613           16,168
                                                 ----------       ----------
      Total current liabilities                    192,411          189,860
  Long-term debt, excluding current portion:
    Shareholders                                    30,000              ---
    Other                                          244,652          320,342
                                                 ----------       ----------
                                                   274,652          320,342
  Insurance Subsidiary's unpaid losses and
    loss adjustment expenses                        69,318           76,165
  Unearned insurance premiums                       12,203           15,342
  Deferred income taxes                              2,750            3,624
  Postretirement benefits other than pensions       51,061           52,306
  Other noncurrent liabilities                      46,372           47,044
  Minority interest                                    586            1,602
                                                 ----------       ----------
      Total liabilities                            649,353          706,285
  Shareholders' deficit--Note A:
    Common stock, par value $1.00:
      Authorized 3,000 shares
      Outstanding 1,000 shares                           1                1
    Additional paid-in capital                      14,999           14,999
    Retained earnings (deficit)                    (11,869)          12,694
    Unrealized appreciation (depreciation) on
      Insurance Subsidiary's investments in
      certain debt and equity securities            (2,060)           1,224
    Notes receivable from shareholders                (625)             ---
    Amount paid in excess of Checker's
      net assets                                  (127,748)        (128,373)
                                                 ----------       ----------
  Total shareholders' deficit                     (127,302)         (99,455)
                                                 ----------       ----------
Total Liabilities and
  Shareholders' Deficit                          $ 522,051        $ 606,830
                                                 ==========       ==========

See notes to consolidated financial statements.

<PAGE-4>

Statements of Operations--3 Months
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                  Three Months Ended September 30,
                                                1994                1995
                                             ----------          ----------
Revenues                                     $ 256,679           $ 295,799
Cost of revenues                              (217,184)           (252,851)
                                             ----------          ----------
Gross profit                                    39,495              42,948

Selling, general and administrative expense    (26,683)            (22,576)
                                             ----------          ----------
Operating profit                                12,812              20,372

Interest expense                               (10,221)            (11,036)
Interest income                                  1,813               2,112
Other income, net                                   13                 572
                                             ----------          ----------
Income before minority equity and
  income taxes                                   4,417              12,020
Minority equity                                   (217)               (274)
                                             ----------          ----------
Income before income taxes                       4,200              11,746
Income tax expense                              (1,890)             (5,050)
                                             ----------          ----------

Net income                                   $   2,310           $   6,696
                                             ==========          ==========

Weighted average number of shares used in
  per share computations--Note A                 1,000               1,000
                                             ==========          ==========

Net income per share--Note A                 $   2,310           $   6,696
                                             ==========          ==========


See notes to consolidated financial statements.

<PAGE-5>

Statements of Operations--9 Months
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                  Nine Months Ended September 30,
                                                1994                1995
                                             ----------          ----------
Revenues                                     $ 805,981           $ 947,719
Cost of revenues                              (680,672)           (810,761)
                                             ----------          ----------
Gross profit                                   125,309             136,958

Selling, general and administrative expense    (69,400)            (68,934)
                                             ----------          ----------
Operating profit                                55,909              68,024

Interest expense                               (30,414)            (32,340)
Interest income                                  5,214               6,664
Other income, net                                  779               1,758
                                             ----------          ----------
Income before minority equity and
  income taxes                                  31,488              44,106
Minority equity                                   (420)             (1,016)
                                             ----------          ----------
Income before income taxes                      31,068              43,090
Income tax expense                             (13,981)            (18,526)
                                             ----------          ----------

Net income                                   $  17,087           $  24,564
                                             ==========          ==========

Weighted average number of shares used in
  per share computations--Note A                 1,000               1,000
                                             ==========          ==========

Net income per share--Note A                 $  17,087           $  24,564
                                             ==========          ==========


See notes to consolidated financial statements.

<PAGE-6>

Statements of Cash Flows
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (unaudited)


                                                    Nine Months Ended September 30,
                                                  1994              1995
                                               ----------        ----------
Cash flows from operating activities:
  Net income                                   $  17,087         $  24,564
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization               16,962            16,957
      Deferred income tax benefit                 (6,381)           (2,205)
      Amortization of cost in excess of
        net assets acquired                          937               937
      Amortization of debt discount                1,175             1,365
      Gain on sale of property,
        plant and equipment                         (483)             (416)
      Investment gains                              (265)             (182)
      Increase in minority equity                    420             1,016
      Other noncash charges                        7,186             7,873
      Changes in operating assets and
        liabilities:
          Accounts receivable                    (25,124)          (14,874)
          Finance lease receivables                1,484               ---
          Inventories                             (6,557)          (29,852)
          Insurance Subsidiary's reinsurance
            receivable                             3,176              (541)
          Other assets                            (2,096)          (12,290)
          Accounts payable                         5,832             6,107
          Income taxes                             3,060            (3,564)
          Unpaid losses and loss adjustment
            expenses                              (1,502)            6,847
          Unearned insurance premiums              4,249             3,139
          Postretirement benefits other
            than pensions                          1,094             1,245
          Other liabilities                        2,012            (8,887)
                                               ----------        ----------
Net cash flow provided by (used in)
  operating activities                            22,266            (2,761)


<PAGE-7>

Statements of Cash Flows--Continued
                CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (unaudited)


                                                    Nine Months Ended September 30,
                                                  1994              1995
                                               ----------        ----------
Cash flows from investing activities:
  Purchases of property, plant and equipment   $ (13,891)        $ (29,871)
  Proceeds from disposal of property, plant
    and equipment and other productive assets      1,493               921
  Purchases of investments available for sale     (7,420)          (21,778)
  Purchases of investments held to maturity       (6,776)             (582)
  Proceeds from sale of investments available
    for sale                                       2,383             6,558
  Proceeds from maturity or redemption of
    investments held to maturity                  11,660             7,959
  Other                                              409             1,069
                                               ----------        ----------
Net cash flow used in investing activities       (12,142)          (35,724)

Cash flows from financing activities:
  Proceeds from borrowings                           ---           124,450
  Repayments of borrowings                       (15,718)          (82,571)
  Return of limited partner's capital               (713)              ---
                                               ----------        ----------
Net cash flow provided by (used in)
  financing activities                           (16,431)           41,879
                                               ----------        ----------
Increase (decrease) in cash and
  cash equivalents                                (6,307)            3,394

Beginning cash and cash equivalents               40,078            34,875
                                               ----------        ----------
Ending cash and cash equivalents               $  33,771         $  38,269
                                               ==========        ==========


See notes to consolidated financial statements.

<PAGE-8>
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1995
                                   (unaudited)


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

NOTE B--BASIS OF PRESENTATION

   The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In Management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE C-INVENTORIES

   Inventories are summarized below (dollars in thousands):

                                         December 31,     September 30,
                                             1994             1995
                                        --------------   --------------
   Raw materials and supplies             $  60,998        $  69,448
   Work-in-process                           15,877           20,396
   Finished goods                            19,705           36,588
                                          ----------       ----------
                                          $  96,580        $ 126,432
                                          ==========       ==========

<PAGE-9>
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                   (unaudited)



NOTE D--BORROWINGS

   In January 1995, Motors and its subsidiaries finalized a refinancing with a bank whereby Motors entered into a loan agreement providing for a $45 million term loan and a $20 million revolving credit facility. The funds from the term loan were used (a) to repay approximately $27 million of bank debt including a term loan, an equipment term loan and the notes payable to the bank; (b) to provide $15 million to the Company to retire a portion of certain notes outstanding to the Company's shareholders; and (c) to pay fees and expenses. Availability under the revolving credit facility is based on the amount of eligible trade accounts receivable and inventory and may be used for working capital needs, as well as for other general corporate purposes.

   The new term loan requires twenty quarterly principal payments of approximately $2.3 million, commencing June 30, 1995, plus interest at either the bank's prime rate plus 1.00% (subject to increase or reduction of 0.25% upon the occurrence of certain events) or a selected Eurodollar contract rate plus 2.75% (subject to increase or reduction of 0.25% upon the occurrence of certain events). The new term loan is secured by substantially all of the assets of Motors and its subsidiaries, including the stock of Motors' subsidiaries. The new term loan agreement requires Motors to, among other things, comply with certain financial covenants, limits additions to and sales of Motors' fixed assets and limits additional borrowings by Motors.

   In February 1995, Great Dane amended its bank loan and security agreement. Pursuant to the amended agreement, the Lenders have loaned $28 million as a term loan and have agreed to provide, at any given time, up to $150 million (less amounts then outstanding as a term loan) as a revolving credit facility (subject to availability based on the amount of eligible trade accounts receivable and inventory) to be used as working capital by Great Dane and for other general corporate purposes. The initial term loan proceeds, which were drawn immediately upon closing, were used, together with drawings under the revolver, (a) to repay approximately $17 million of bank debt; (b) to provide $15 million to the Company to retire the balance of the shareholder notes; and (c) to pay fees and expenses. In June 1995, upon receipt of certain collateral appraisals, the lenders loaned Great Dane an additional $10 million under the term loan. These term loan proceeds were utilized to reduce amounts outstanding under the revolving credit facility. The term loan requires monthly principal payments of approximately $0.5 million plus interest on the unpaid principal amount of the loan at a rate equal to 1% above the prime rate of interest charged from time to time by Bank of America or a rate equal to 2.5% above a selected Eurodollar contract rate with the unpaid principal balance due five years after the closing date. The loans are secured by substantially all of the assets of Great Dane and its subsidiaries. The Agreement requires Great Dane to, among other things, comply with certain financial covenants, and limits the amounts of loans and transfers to the Company, limits additions to and sales of Great Dane's fixed assets and limits additional Great Dane borrowings.

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

NOTE F--STOCK OPTIONS
   During the quarter ended March 31, 1995, the Board of Directors adopted an option plan for an executive officer of the Company and granted him an option to purchase 3.125 shares of common stock, exercisable equally over three years, subject to completion of an initial public offering ("IPO"), at an exercise price of $16,800 per share. During the quarter ended September 30, 1995, the plan was amended to, among other things, delete the IPO requirement, as well as to restrict the transferability of shares purchased through the plan by giving the Company the right of first refusal with respect to shares proposed to be transferred.

<PAGE-11>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Available cash and cash equivalents, cash flow generated from operations and proceeds from borrowings have provided sufficient liquidity and capital resources for the Company to conduct its operations during the first nine months of 1994 and 1995.

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

     In October 1995, the Company repurchased $10 million face value of the 12-3/4% Senior Subordinated Debentures due 2001 at 94% of face value, thereby satisfying a portion of $18 million sinking fund payment required in 1997.

     The higher level of capital expenditures in the first nine months of 1995 as compared to the comparable period in 1994 results principally from capital expenditures associated with a new Truck Trailer manufacturing facility in Terre Haute, Indiana, which began operations in the second quarter of 1995.

RESULTS OF OPERATIONS

                      Three Months Ended September 30, 1995
                Compared to Three Months Ended September 30, 1994
                -------------------------------------------------

     Revenues increased $39.1 million during the three months ended September 30, 1995, as compared to the same period of 1994. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($22.4 million), primarily associated with higher volume of trailer sales and higher selling prices within the segment, and partly offset by lower volume of container and chassis sales. Automotive Products revenues increased $14.0 million during the

<PAGE-12>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


three months ended September 30, 1995, as compared to the same period in 1994. General increases in volume to accommodate automotive customers' demands, increased revenues from additional jobs and increases in revenues associated with the production of tooling for certain customers were the principal reasons for the revenue increases.

     The Company's operating profit increased $7.6 million in the 1995 period compared to the 1994 period. This increase is attributed to an increase of Trailer Manufacturing operating profits ($1.6 million) which is principally due to higher volume of sales indicated above and partly offset by lower margins. The Truck Trailer manufacturing margins were lower as a result of a change in product mix, higher material and manufacturing costs and certain costs associated with the start-up of the new manufacturing facility. The Automotive Products operating profits increased ($1.7 million) principally due to higher sales. Operating profits were further improved by lower corporate selling, general and administrative expenses ($3.7 million). The lower corporate expenses are related to the $3.5 million charge in the three months ended September 30, 1994, for the failed debt refinancing, with no similar charge in the 1995 period.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes and the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

     Net income was $6.7 million for the three months ended September 30, 1995, as compared to $2.3 million for the comparable period in 1994. The improvement in net income is attributed to the reasons mentioned above.

                      Nine Months Ended September 30, 1995
                Compared to Nine Months Ended September 30, 1994
                -------------------------------------------------
     Revenues increased $141.7 million during the nine months ended September 30, 1995, as compared to the same period of 1994. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($101.6 million), primarily associated with higher volume of trailer sales and higher selling prices within the segment, and partly offset by lower volume of container and chassis sales. Automotive Products revenues increased $32.5 million during the nine months ended September 30, 1995, as compared to the same period in 1994. General increases in volume to accommodate automotive customers' demands, increased revenues from additional jobs and increases in revenues associated with the production of tooling for certain customers were the principal reasons for the revenue increases.

     The Company's operating profit increased $12.1 million in the 1995 period compared to the 1994 period. This increase is attributed to an increase of Trailer Manufacturing operating profits ($4.4 million) which is principally due to higher volume of sales indicated above and partly offset by lower margins. The Truck Trailer manufacturing margins were lower as a result of a change in product mix, higher material and manufacturing costs and certain costs associated with the start-up of the new manufacturing facility. The Automotive Products operating profits increased ($5.2 million) principally due to higher sales. Operating profits were further improved by lower corporate selling, general and administrative expenses ($1.7 million). Corporate costs include

<PAGE-13>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


$3.5 million costs associated with the failed refinancing in the nine months ended September 30, 1994. In the similar period of 1995, only $1.0 million of such costs were incurred.

    During the nine months ended September 30, 1995, a $1.0 million charge was recorded, compared to a $0.4 million charge in the comparable period in 1994, to reflect minority equity in South Charleston Stamping & Manufacturing Company ("SCSM"), a subsidiary of Checker.

    Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes and the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

     Net income was $24.6 million for the nine months ended September 30, 1995, as compared to $17.1 million for the comparable period in 1994. The improvement in net income is attributed to the reasons mentioned above.

<PAGE-14>
                                     PART II
                                OTHER INFORMATION
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits
          --------

          10.1 First Amendment, dated as of September 22, 1995, to Loan Agreement dated as of January 26, 1995, among Checker Motors Corporation, Yellow Cab Company, Chicago AutoWerks Inc., CMC Kalamazoo Inc., South Charleston Stamping & Manufacturing Company and NBD Bank, as Agent.

          10.2 Option Agreement dated as of January 17, 1995, between the Registrant and Jay H. Harris.

          10.3 Amendment dated as of September 11, 1995, to Option Agreement dated as of January 17, 1995, between the Registrant and Jay H. Harris.

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


Date:  November 10, 1995