Form 10-K
period 1995-12-31
GREAT DANE HOLDINGS INC
filed 1996-03-22
CIK 51200

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]
                            ------------
For the fiscal year ended      DECEMBER 31, 1995
                         -----------------------------
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                            ---------------
For the transition period from                     to
                              ---------------------  ---------------------
Commission file number         1-5599
                      ------------------------
                          GREAT DANE HOLDINGS INC.
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                                    54-0698116
---------------------------------------------------------------------------
(State or other jurisdiction of                   (I. R. S. Employer
incorporation or organization)                    Identification No.)

2016 North Pitcher Street, Kalamazoo, Michigan                    49007
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
Subordinated Discount Debentures              American Stock Exchange, Inc.
   Due January 1, 2006
12-3/4% Senior Subordinated Debentures        American Stock Exchange, Inc.
   Due 2001
Securities registered pursuant to Section 12(g) of the Act:  None
---------------------------------------------------------------------------
Indicate by check mark whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----        -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    X
                                                           -----
There were 1,001.042 shares of Registrant's only class of common stock outstanding as of March 1, 1996.
There are no shares of voting stock held by non-affiliates of the Registrant.

                 DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I


ITEM 1.  BUSINESS
         --------

     A. OVERVIEW. Great Dane Holdings Inc. ("Holdings" or the "Company") is a holding company and its business is conducted by its operating subsidiaries. Through Great Dane Trailers, Inc. ("Great Dane"), the Company is the largest manufacturer, in terms of total revenues, of truck trailers and intermodal containers and chassis in the United States. In addition, through Checker Motors Corporation ("Motors"), the Company is one of the leading independent manufacturers of sheet metal stampings for automotive components and subassemblies for sale to North American original equipment manufacturers ("OEMs"). The Company's other operations consist of its vehicular operations, primarily its subsidiary, Yellow Cab Company ("Yellow Cab"), which is currently the largest owner of taxicabs and provider of taxi-related services in Chicago, Illinois, and its insurance operations, American Country Insurance Company ("Country"), which underwrites property and casualty insurance.

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

     B. INFORMATION CONCERNING INDUSTRY SEGMENTS. Certain financial data with respect to Registrant's industry segments appear in Note K of Notes to Consolidated Financial Statements and are incorporated herein by reference.

     As of December 31, 1995, the Company employed approximately 5,750 people. The chart below details the number of persons employed as of that date in each of the Company's industry segments:

                                                            Administrative
                                                 Hourly      and Executive
                                                 ------      -------------
Truck Trailer Manufacturing                       3,713            584
Automotive Products Operations                      868            164
Vehicular Operations                                216             26
Insurance Operations                                  6            158

     C.  NARRATIVE DESCRIPTION OF BUSINESS.

TRUCK TRAILER MANUFACTURING.

     Great Dane designs, manufactures and distributes a full line of truck trailers and containers and chassis. In terms of total revenues, Great Dane is the largest trailer manufacturer in the U.S. and produces refrigerated (reefer) vans, dry freight vans, platform trailers and containers and chassis. Great Dane also sells aftermarket parts and provides retail service through its extensive retail branch organization.

     The national truck trailer market is fragmented and competitive due to the relative ease of entrance (with the exception of the higher technology refrigerated trailers). There are approximately 180 companies in the truck trailer manufacturing industry. In 1995, the two largest companies, Great Dane and Wabash National Corporation, accounted for approximately 28% of the market and the ten largest companies accounted for approximately 80% of sales. The basis of competition in the truck trailer industry is quality, durability, price, warranties, service and relationships.

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

          PLATFORM TRAILERS. Platform trailers are flatbeds or open deck trailers. Great Dane offers a full line of platform trailers. Drop frame flatbeds are designed for heavy duty hauling where low deck heights are required. Extendible flatbeds are used for self-supporting loads (e.g., pre-stressed concrete). Curtainside flatbeds are used where side loading and cover is required. The primary customers for Great Dane's platform trailers are for-hire material haulers, which would include steel haulers, pre-stressed concrete carriers and builders.

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

     MARKETING, DISTRIBUTION AND SALES

          Great Dane's business includes aftermarket parts and accessories sales, used trailer sales and retail services (including repair and maintenance) which enable it to be a full-service provider. The parts and service operations have historically been a stable source of higher margin business.

          Great Dane sells replacement parts and accessories through forty-nine full-line dealers, twenty parts-only dealers and nineteen Great Dane-owned branch operations. Dealers and branches sell parts either over-the-counter or through their respective retail services.

          To be competitive in the sale of new trailers, it is often necessary to accept used trailers in trade. Great Dane's larger retail branches employ individuals who are responsible for trade-in appraisals and selling used trailers. Great Dane believes that its nationwide distribution system provides it with superior used trailer marketing capabilities.

          Great Dane owns and operates nineteen full-service retail branches, which provide repair and maintenance services. These retail branches also provide warranty support to Great Dane's customers.

     MANUFACTURING AND OPERATIONS

          MANUFACTURING. Great Dane has five manufacturing facilities, located in Savannah, Georgia; Memphis, Tennessee; Wayne, Nebraska; Brazil, Indiana; and Terre Haute, Indiana. The Terre Haute facility is Great Dane's latest manufacturing plant which initiated production in April 1995. Certain of Great Dane's manufacturing operations include flexible assembly lines that allow Great Dane to customize its products in a cost-efficient manner.

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

     BACKLOG

     Truck trailer and container backlog was approximately $192 million at December 31, 1995, and $515 million at December 31, 1994. The decrease in backlog is due to the weakened demand for the movement of freight resulting in decreased orders for truck trailers.

AUTOMOTIVE PRODUCTS OPERATIONS.

     Through South Charleston Stamping & Manufacturing Company ("SCSM") and CMC Kalamazoo, Motors develops, designs, engineers and manufactures a broad range of sheet metal automotive components and subassemblies, including tailgates, fenders, doors, roofs and hoods for sale to North American OEMs. The majority of Automotive Products Operations revenues are derived from complex, value-added products, primarily assemblies containing multiple stamped parts and various welded or fastened components.

     MANUFACTURING

     Unlike certain of its smaller competitors, the Automotive Products Operations have the equipment and versatility to produce a wide variety of automotive stamping products, carrying out substantially all phases of a project. The principal products include tailgate and liftgate assemblies, door assemblies, hood assemblies, fender assemblies, wheelhouses, pillars, back panels, floor panels, deck lids, body side panels, roof outer panels and related parts.

     The major portion of tooling design, build and prototype for the Automotive Products Operations is performed by selected suppliers under close supervision.

     MARKETING AND CUSTOMERS

     The Automotive Products Operations focus on the higher-growth light truck, sport utility vehicle and van segments of the market and currently supply products primarily for GM which accounted for 81% of the segment's 1995 revenues and has, historically, accounted for more than 90% of this segment's revenues. At the present time, Motors is supplying parts on the following light truck/sport utility and minivan vehicles: Suburban, Crew Cab, M Van (Astro and Safari), CK Pickup Truck, CK Sport Side Pickup and Tahoe/Yukon. The automotive segment also supplies parts for GM's service organization. Motors is also currently supplying parts to Freightliner Corp. (Class 6 and 7 Truck), Saturn Corporation (station wagon), Ford Motor Co. (Cougar) and Toyota (Camry and Avalon). In addition, SCSM was awarded an eight-year contract with Mercedes-Benz to produce the majority of the stamped parts for its new sport utility vehicle. Mercedes-Benz is providing the funding necessary to build the tooling to produce these parts.

     Shipments of customer orders from both SCSM and CMC Kalamazoo are made on a daily or weekly basis as required by the customer. GM provides an estimated 13-week shipping forecast which is used for material and fabrication planning purposes. Nevertheless, changes in production by the customer may be reflected in increases or decreases of these forecasts.

     SCSM and CMC Kalamazoo are committed to customer satisfaction by producing parts and providing the necessary support systems to assure conformity to customer requirements. As evidence of success in these areas, SCSM was awarded GM's "Mark of Excellence" award, and the GM Q.S.P. (quality, service, price) award for being GM's worldwide Supplier of the Year 1993 for major sheet metal stampings. In addition, SCSM has been awarded ISO 9000 Certification by the International Standards Organization (ISO 9002). Both CMC Kalamazoo and SCSM are implementing QS 9000.

     The fabrication business is highly competitive and Motors competes with numerous other industrial manufacturers, as well as with the in-house capabilities of its customers (e.g., GM). The failure to obtain future orders from GM could have a material adverse impact on the Automotive Products Operations despite the fact that the Company is expanding its customer base.

VEHICULAR OPERATIONS.

     Yellow Cab is the largest taxicab fleet owner in the City of Chicago ("Chicago") and, as of January 1, 1996, owned 2,171 or 39% of the 5,600 taxicab licenses ("licenses" or "medallions") available in Chicago. Yellow Cab's primary business is the leasing of its medallions and vehicles to independent taxi operators. Through Motors' subsidiary, Chicago AutoWerks, the Company also provides a variety of other services to taxi drivers and non-affiliated medallion holders, including repair and maintenance services and insurance coverage through Country.

     THE OWNER-OPERATOR AND DAILY LEASE PROGRAMS

     Pursuant to Yellow Cab's owner-operator program, an independent, non-employee taxi operator leases from Yellow Cab a license and vehicle, with an option to purchase the vehicle beginning at the end of the second year. During the lease term (generally five years), Yellow Cab receives a weekly lease payment for the vehicle as well as a weekly fee to cover the use of Yellow Cab's license. The Company and its affiliates also provide other services for fees, including use of its colors and trade name, liability insurance coverage, repair and maintenance. Most operators also purchase the required collision insurance from Country. See "Business--Insurance Operations." The daily lease program, which allows drivers to lease a medallion and a vehicle for 12 hours, 24 hours, or for a weekend, has been used largely as a source and training operation for new owner-operators.

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

     Chicago AutoWerks serves the dispatching needs of Yellow Cab and non-affiliated drivers, maintains the radios in their taxicabs and supplies the emergency radio services they require. Chicago AutoWerks also sells automotive parts.

     THE MEDALLIONS

     In order to retain its licenses, the Company must comply with the regulations of Chapter 9-112 of the Municipal Code of Chicago (governing public passenger vehicles), including the payment of annual taxicab license fees, currently $500 per vehicle.

     Pursuant to a 1988 agreement with the City of Chicago to settle various lawsuits, Yellow Cab is required to relinquish to the City of Chicago and not renew 100 taxicab licenses on January 1 of each year through 1997 (the "Agreement"). In addition, the Agreement limits to 100 per year the number of new licenses that the City of Chicago may add to the total medallions outstanding through 1997, bringing the total number of available licenses to a maximum of 5,700 on December 31, 1997. At the required surrender rates, assuming no additional medallions are sold by Yellow Cab, Yellow Cab would hold 2,071 medallions after January 1, 1997, or approximately 36% of the maximum total then-to-be outstanding. There is no limit on the number of medallions Chicago may issue after December 31, 1997.

     The scheduled decline in the number of licenses allowed to be held by Yellow Cab pursuant to the Agreement has had, and will continue to have, a negative effect on the revenue-generating capability of the taxi leasing operations. In the past, Yellow Cab has been able to offset these declines to some extent through increases in the average lease rates charged to its customers, as well as through increases in other services provided by Chicago AutoWerks. At the same time, as the number of medallions held by Yellow Cab declines, Yellow Cab will require fewer new vehicles to support its taxi leasing operations and, consequently, a lower level of capital spending.

     The Agreement has also had the effect of allowing the Company to purchase and sell licenses in the open market for the first time since 1982. Recent sales of these licenses have been recorded at prices of approximately $35,000 per medallion. Although the value of Yellow Cab's fleet of vehicles is reflected on the Company's balance sheet, the significant value of its medallions is not.

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

     LIABILITY INSURANCE

     Yellow Cab currently maintains liability insurance coverage for losses of up to $350,000 per occurrence, as well as an "excess layer" of coverage for losses over $600,000 and up to $29,000,000. The initial $350,000 layer of insurance is issued by Country. See "Business--Insurance Operations." During several periods in the past, Yellow Cab did not maintain the level of coverage that Yellow Cab currently maintains for any losses over $350,000 per occurrence. As a result, there are currently outstanding claims against Yellow Cab for which it is not fully covered by third-party insurance.
Yellow Cab maintains balance sheet reserves totalling $1.8 million at December 31, 1995, for these claims. Management believes that these reserves will be sufficient to cover its outstanding claims.

     REGULATORY

     Yellow Cab's operations are regulated extensively by the Department of Consumer Services of the City of Chicago which regulates Chicago taxicab operations with regard to certain requirements including vehicle maintenance, insurance and inspections, among others. The City Council of Chicago has authority for setting taxicab rates of fare. Effective December 1, 1993, lessors had the right to increase, until May 1, 1994, the rates paid by lessee drivers by not more than 2.8% of the lease rate in effect on December 1, 1993. After May 1, 1994, lessors may not charge more than the rates prescribed by the Commissioner (which, in certain categories, were less than the rates then charged by Yellow Cab) without the consent of the City of Chicago. The rates in effect on May 1, 1994, including the 2.8% increase, were permitted to remain in effect pending a petition and appeal for a higher rate. Yellow Cab increased its rates by the maximum allowed 2.8% prior to May 1, 1994, and filed a petition to increase its rates still further. The appeal was denied by the Commissioner of Consumer Services on December 29, 1995, and on January 28, 1996, all lease rates charged by Yellow Cab were reduced to the amounts in effect on December 1, 1993. Yellow Cab has filed a case in the federal court (Case No. 95C3383) asking the court to declare the lease regulation ordinance unconstitutional. Yellow Cab also plans to file an appeal of the lease rates in effect on January 31, 1996, based on present operating costs.

INSURANCE OPERATIONS.

     Country underwrites property and casualty insurance, including taxicab insurance, workers' compensation and other commercial and personal lines. During 1995, 81% of Country's total premium revenue was attributable to non-affiliated property/casualty lines, primarily workers' compensation, commercial automobile and commercial multiple peril. The remainder of Country's premium revenues was attributable to affiliated taxi liability and collision and workers' compensation insurance in the State of Illinois. Country is currently rated "A-" by A. M. Best.

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

     The affiliated taxicab liability coverage which Country writes carries a $350,000 limit of liability for each driver. In addition, Country makes collision insurance available to licensees and owner-operators at premium rates which are favorable relative to the rates charged by competitors for equivalent coverage. Country also writes full lines of property and casualty insurance for risks located in the City of Chicago and the surrounding metropolitan area. With the exception of a specialty public transportation program (excluding limousines), which program policies are reinsured for amounts above $350,000, all non-affiliate policies are reinsured for amounts above $250,000.

     Country is domiciled in the State of Illinois and is a licensed carrier in Michigan, Indiana and Wisconsin as well as being admitted as an excess and surplus lines carrier in 31 other states. Country is also applying for licenses in other states, such as Iowa. To the best of management's knowledge, Country is in compliance with all applicable statutory requirements and regulations.

     LOSSES AND LOSS ADJUSTMENT EXPENSES.

     Country's Claim Department activities include evaluating claims that may have potential exposure. This is accomplished through the application of claim evaluation standards designed to estimate the ultimate cost of the claim. All claims reported are investigated immediately upon notice to Country and are evaluated on a periodic basis until settlement or until such time as it is determined that there is no exposure to Country.

     Country establishes reserves for unpaid losses and loss adjustment expenses ("LAE") to provide for the ultimate settlement and administration of claims, including both claims that have been reported to Country and for claims that have occurred but have not been so reported. Reserves are established for reported claims when the initial notice of the claim is received. Generally, reserves are established without regard to whether the claim will be paid or challenged. The reserves for unpaid losses and LAE are determined using case-basis evaluations and statistical analysis and represent estimates of the ultimate gross and net cost of all unpaid losses and LAE incurred through December 31 of each year. Those estimates are subject to the effect of trends in claim severity and frequency. Those estimates are continually reviewed and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments are included in current operations, including increases and decreases, net of reinsurance, in the estimate of ultimate liabilities for insured events of prior years.

     Country continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments, and other information; however, there remain many reasons for either redundancy or adverse development of ultimate liabilities. In management's judgment, information currently available has been appropriately considered in estimating Country's loss reserves, but changes in estimates of claims costs could affect future operating results.

     Country establishes reserves to cover the ultimate costs of investigating all claims, administering the claims handling process and defending lawsuits arising from claims based on actual experience and historical data such as the ratio of paid claims expenses to claims paid and on the basis of other currently available information. Unpaid losses on LAE reserves include allocated expenses (those directly attributable to a specific claim) and unallocated expenses (those expenses not directly attributable to a given claim) such as salaries, general and administrative expenses.

     Country provides for reinsurance recoveries on reserves based on specific agreements in effect at the time the claims occurred. Further, Country does not discount any of its reserves.

     RECONCILIATION OF RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT
        EXPENSES.

     The following table provides a reconciliation of the beginning and ending reserve balances to amounts reported in the balance sheet for 1993, 1994 and 1995 (dollars in thousands):

                                                Year Ended December 31,
                                              ----------------------------
                                                1993      1994      1995
                                              --------  --------  --------
Reserve for unpaid losses and LAE, net of
  reinsurance recoverables, at beginning
  of year                                     $62,234   $64,274   $66,494

Add:
  Provision for losses and LAE for claims
    occurring in the current year, net of
    reinsurance                                33,152    46,366    51,438

  Change in estimated losses and LAE for
    claims occurring in prior year, net of
    reinsurance                                  (583)   (7,711)   (6,340)
                                              --------  --------  --------
  Incurred losses during the current year,
    net of reinsurance                         32,569    38,655    45,098

Deduct:
  Losses and LAE payments for claims, net
    of reinsurance, occurring during:
      Current year                             11,118     7,047    17,763
      Prior years                              19,411    29,388    19,247
                                              --------  --------  --------
                                               30,529    36,435    37,010
                                              --------  --------  --------
Reserve for unpaid losses and LAE, net of
  reinsurance recoverables, at end of year    $64,274   $66,494   $74,582

Reinsurance recoverable on unpaid losses and
  LAE at end of year (following adoption of
  FAS 113)                                      6,905     2,824     3,569
                                              --------  --------  --------
Reserve for unpaid losses and LAE gross of
  reinsurance recoverables at end of year     $71,179   $69,318   $78,151
                                              ========  ========  ========

     The anticipated effect of inflation is implicitly considered when estimating reserves for unpaid losses and LAE.

     Except for the last three captions, the table on the following page presents the development of the reserve for unpaid property/casualty losses and LAE, net of reinsurance, for 1986 through 1995. The last three captions present that type of development on a "gross-of-reinsurance" basis for the periods following Country's adoption of FASB Statement 113 as of January 1, 1993. The top line of the table shows the estimated reserve for unpaid losses and LAE reported at the December 31 balance sheet date, net of reinsurance recoverables on unpaid claims, at each of the dates indicated. That net reserve represents the estimated amount of losses and LAE for claims occurring in all prior years that are unpaid as of that balance sheet date, including losses that had been incurred but not yet reported to Country. The upper portion of the table shows the re-estimated amounts of the previously reported reserve based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency or severity of the claims incurred.

     The amounts on the "cumulative redundancy (deficiency)" line represent the aggregate change in the estimates over all prior years. For example, the 1986 reserve has developed a $9.4 million deficiency over ten years. That amount has been included in operations over the ten years and did not have a significant effect on income of any one year. The effects on income caused by changes in estimates of the reserves for losses and LAE for the past three years are shown in the foregoing three-year loss development table.

     The lower section of the table on the following page shows the cumulative amounts paid with respect to the previously reported reserve as of the end of each succeeding year.

                                                                     (dollars in thousands)
December 31,                     1986      1987      1988      1989      1990      1991      1992      1993      1994      1995
                               --------  --------  --------  --------  --------            --------  --------  --------  --------
CUMULATIVE REDUNDANCY
  (DEFICIENCY)
  Reserve for claims and
    claims expenses net of
    reinsurance recoverables   $23,619   $30,222   $38,108   $43,263   $49,526   $57,846   $62,234   $64,274   $66,494   $74,582

  Reserve re-estimate as of:
    One year later              25,257    30,736    40,399    46,561    50,581    56,477    61,651    71,985    60,154
    Two years later             28,865    33,705    41,923    46,102    54,463    58,410    70,729    66,535
    Three years later           31,018    32,423    42,248    48,083    55,729    66,260    64,482
    Four years later            29,627    32,550    45,594    48,901    61,593    61,351
    Five years later            29,490    33,035    43,215    53,248    57,585
    Six years later             30,213    34,320    46,906    50,802
    Seven years later           32,086    36,904    45,205
    Eight years later           33,468    35,825
    Nine years later            33,047

Cumulative redundancy
  (deficiency)                  (9,428)   (5,603)   (7,097)   (7,539)   (8,059)   (3,505)   (2,248)   (2,261)    6,340

One year later                   7,269     7,000    11,234    12,747    16,627    16,934    19,411    29,388    19,247
Two years later                 10,995    13,895    19,174    23,287    26,737    29,294    41,900    40,619
Three years later               16,012    19,603    26,403    29,819    35,998    47,613    49,391
Four years later                20,885    24,443    31,054    36,807    49,089    51,971
Five years later                24,847    27,560    36,490    47,662    51,834
Six years later                 27,063    31,684    44,535    48,417
Seven years later               30,240    35,465    43,793
Eight years later               32,416    34,716
Nine years later                32,294

Reserve for claims and
  expenses, direct                                                                                   $71,179   $69,318   $78,151
Reinsurance recoverables                                                                               6,905     2,824     3,569
                                                                                                     --------  --------  --------
Reserve for claims and expenses, net                                                                 $64,274   $66,494   $74,582
                                                                                                     ========  ========  ========

     In evaluating the information in the foregoing table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1989, but incurred in 1986, will be included in the cumulative deficiency amount for years 1986, 1987, and 1988. The table does not present accident or policy year development data. Conditions and trends that have affected the development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

     LABOR RELATIONS. Approximately 350 employees in the Company's automotive products operations, 200 in the Company's truck trailer manufacturing operations and 50 in the Company's vehicular operations are covered by collective bargaining agreements. During February 1996, Motors entered into a new contract with Local 7682 of the United Paperworkers International Union, AFL-CIO which expires in June 1999. Certain vehicular operation employees recently disaffiliated with the D.U.O.C. Local 777 and elected affiliation with the Manufacturing, Production and Service Workers Local No. 24. Management is currently in contract negotiations with this new union. The Company is currently honoring the terms of the old D.U.O.C. contract, which expired on November 21, 1995, while negotiating a new union contract. During February 1996, Great Dane Trailers, Tennessee, Inc., a subsidiary of Great Dane, negotiated a new contract (expiring in January
1999) with Talbot Lodge No. 61 of the International Association of Machinists and Aerospace Workers. In general, the Company believes its relationship with its employees to be satisfactory. Although there have been attempts to unionize various of the Company's divisions in the past few years, including SCSM and the Great Dane plant in Brazil, Indiana, such attempts have, to date, been unsuccessful.

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

     The location and general description of the principal properties owned or leased by the Company are as follows:

                                                        Owned or Leased;
                                      Area/Facility        If Leased,
    Location    Type of Facility     Square Footage      Expiration Year
    --------    ----------------     --------------      ---------------
TRUCK TRAILER MANUFACTURING OPERATIONS:
Savannah,    Manufacturing Plant   61 acres/                  Owned
Georgia      and Office            471,000 sq. ft.

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

Wayne,       Manufacturing Plant   35 acres/                  Owned
Nebraska     and Office            197,000 sq. ft. mfg.

Terre Haute, Manufacturing Plant   113 acres/                 Owned
Indiana      and PDC               651,000 sq.ft.
                                   (approximately
                                   292,000 sq.ft.
                                   in use)

14 Locations Sales and Service     98 acres/                  Owned
in 10 States Branches              303,000 sq. ft.

16 Locations Sales and Service     36 acres/              Leased; 1996
in 11 states Branches              223,000 sq. ft.           to 2002

AUTOMOTIVE PRODUCTS OPERATIONS:
Kalamazoo,   Manufacturing Plant   71 acres/                  Owned
Michigan     and Office            750,000 sq. ft.

South        Manufacturing Plant   922,000 sq. ft.           Leased;
Charleston,  and Office                                       2028
West Virginia

VEHICULAR OPERATIONS:
Chicago,     Garages, Parking      15 acres/                12 Owned;
Illinois     Lots and Offices      281,000 sq. ft.       1 Leased - 2012
(15 Loca-
tions)

INSURANCE OPERATIONS:
Chicago,     Offices/Storage       45,724 sq. ft.         Leased; 1996
Illinois     Facility                                        to 2002
(3 Loca-
tions)

          The principal facilities owned by the Company and its subsidiaries are considered by the Company to be well maintained, in good condition and suitable for their intended use.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

          CERTAIN ENVIRONMENTAL MATTERS. Within the past five years, Great Dane and Motors have entered into certain consent decrees with federal and state governments relating to the cleanup of waste materials. The aggregate obligations of Great Dane and Motors pursuant to these consent decrees are not material.

     In May 1988, Holdings sold all of the stock of its subsidiaries, Datron Systems, Inc., and All American Industries, Inc., and in connection therewith agreed to indemnify the purchasers for, among other things, certain potential environmental liabilities. The purchaser has put Holdings on notice of certain alleged environmental and other matters for which it intends to seek indemnification as costs are incurred. Holdings does not believe that its obligations, if any, to pay these claims will be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no market for Registrant's common stock; as of March 1, 1996, all issued and outstanding common stock is owned of record by David R. Markin, Martin L. Solomon, Allan R. Tessler, Wilmer J. Thomas, Jr., and Jay
H. Harris.

ITEM 6.   SELECTED FINANCIAL DATA

          Summarized below is selected financial data for the years 1991 through 1995. The extraordinary items relate to the gain on the repurchase of indebtedness. The accounting changes represent the cumulative effect of changes in accounting principles as a result of adopting, as of January 1, 1993, the provisions of Statement of Financial Accounting Standard ("SFAS")
No. 106, "Employers Accounting for Postretirement Benefits Other Than
Pensions," and SFAS No. 109, "Accounting for Income Taxes" (see Notes H and
I of the Notes to Consolidated Financial Statements). Per share amounts for all of the years are based on 1,000 shares.

                            Selected Financial Data
                    (in thousands, except per share amounts)
                                     Year Ended December 31,
                      1991       1992       1993       1994        1995
                    --------   --------   --------   --------    --------
Revenues           $ 555,266  $ 716,733  $ 909,326  $1,096,477  $1,292,574
                   ========== ========== ========== =========== ===========
Income (loss) before
 extraordinary items
 and accounting
 changes           $ (27,006) $  (7,555) $   3,364  $   24,348  $   34,997
Extraordinary items   31,188        ---        ---         ---         ---
Accounting changes       ---        ---    (46,626)        ---         ---
                   ---------- ---------- ---------- ----------- -----------
Net income (loss)  $   4,182  $  (7,555) $ (43,262) $   24,348  $   34,997
                   ========== ========== ==========  ========== ===========
Income (loss) per share:
 Income (loss) before
  extraordinary items
  and accounting
  changes          $ (27,006) $  (7,555) $   3,364  $   24,348  $   34,997
 Extraordinary items  31,188        ---        ---         ---         ---
 Accounting changes      ---        ---    (46,626)        ---         ---
                   ---------- ---------- ---------- ----------- -----------
Net income (loss)  $   4,182  $  (7,555) $ (43,262) $   24,348  $   34,997
                   ========== ========== ========== =========== ===========
Total assets       $ 481,305  $ 493,763  $ 517,336  $  522,051  $  570,605
                   ========== ========== ========== =========== ===========
Long-term debt, less
 debt discount     $ 312,324  $ 305,368  $ 291,273  $  288,265  $  293,178
                   ========== ========== ========== =========== ===========
Cash dividend
 declared per
 common share      $     ---  $     ---  $     ---   $     ---  $      ---
                   ========== ========== ==========  ========== ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

     Available cash and cash equivalents, cash flow generated from operations ($30.7 million, $56.4 million and $47.0 million for the years ended December 31, 1993, 1994 and 1995, respectively) and proceeds from borrowings have provided sufficient liquidity and capital resources for the Company to conduct its operations during each of these years.

     In November 1994, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with an initial public offering ("IPO") of the Company's common stock. On April 7, 1995, the Company announced that it was withdrawing the IPO and would not complete the transaction.

     The Company is a holding company and is, therefore, dependent on cash flow from its subsidiaries in order to meet its obligations. During 1995, the Company reduced the holding company's cash needs from its subsidiaries. This was accomplished through retiring shareholders' notes, as well as repurchasing $18 million of 12-3/4% Senior Subordinated Debentures, resulting in lower interest expense and lower cash needs at the holding company level. The Company's operating subsidiaries are required, pursuant to financing agreements with third parties, to meet certain covenants, which may have the effect of limiting cash available to the Company. Further, dividends from Country are currently subject to the notification, reporting and disapproval requirements of the Insurance Code of the State of Illinois Department of Insurance. The operating subsidiaries' plans indicate that sufficient funds are anticipated to be available to the Company to meet its short-term obligations.

     During 1995, Motors and Great Dane refinanced their bank debt. These refinancings had the effect of improving the Company's liquidity through the availability of higher lines of credit to the operating units than were available under the old bank agreements.

     Purchases of property, plant and equipment have averaged approximately $24.0 million per year over the past three years and have been funded principally by borrowings and cash flow generated from operations, as well as proceeds from disposal of assets.

         RESULTS OF OPERATIONS.

1995 COMPARED TO 1994:

     Revenues increased $196.1 million and gross profit increased $11.7 million during the year ended December 31, 1995, as compared to the year ended December 31, 1994. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($136.0 million), primarily associated with a higher volume of sales within the segment. Automotive Products revenues increased $50.7 million during the year ended December 31, 1995, as compared to the year ended December 31, 1994. General increases in volumes to accommodate automotive customers' demands, increased revenues from additional jobs and increases in revenues associated with the production of tooling for certain customers were the principal reasons for the revenue increase.

     The Company's operating profit increased $15.2 million in 1995 compared to 1994. This increase is attributed to an increase of Trailer Manufacturing operating profit ($2.9 million) which is principally due to higher volumes of sales partly offset by lower margins. The Trailer Manufacturing margins were lower as a result of a change in product mix, higher material and manufacturing costs and certain costs associated with the start up of the Terre Haute manufacturing facility. Automotive Products operating profit increased ($7.0 million) principally due to higher sales. Operating profit was further improved by lower corporate selling, general and administrative expenses ($3.5 million). Corporate costs in the year ended December 31, 1994 include $3.5 million of costs associated with a failed public debt refinancing. In 1995, corporate costs included $1.0 million of expenses incurred in the withdrawn IPO.

     During the year ended December 31, 1995, a $1.1 million charge was recorded to reflect a minority equity in SCSM compared to a $0.6 million charge in 1994.

     Income tax expense is higher for financial statement purposes than would be computed if the federal statutory rate were used because of state income taxes, as well as the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

     Net income was $35.0 million for the year ended December 31, 1995, as compared to $24.3 million in the prior year. The improvement in net income is attributed to the reasons mentioned above.

1994 COMPARED TO 1993:

     Revenues increased $187.2 million and gross profit increased $36.7 million during the year ended December 31, 1994, as compared to the year ended December 31, 1993. The higher revenues are principally attributed to higher Trailer Manufacturing revenues ($147.2 million), primarily associated with a higher volume of sales within the segment. Automotive Products revenues increased $29.6 million during the year ended December 31, 1994, as compared to the year ended December 31, 1993. General increases in volumes to accommodate automotive customers' demands and additional jobs were the principal reasons for the revenue increases.

     The Company's operating profit increased $28.3 million in 1994 compared to 1993. This increase is attributed to an increase of Trailer Manufacturing operating profits ($26.2 million) which is principally due to higher volumes of sales and higher margins, and an increase of Automotive Products operating profit ($4.3 million) principally due to higher sales and higher margins. These increases in operating profits were offset by higher corporate costs due principally to the debt refinancing which was not completed ($3.5 million).

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

     Net income was $24.3 million for the year ended December 31, 1994, as compared to a $43.3 million net loss for the prior year. The improvement in net income is attributed to the reasons mentioned above, as well as a one-time charge ($46.6 million) incurred for the adoption of SFAS Nos. 106 and 109 which was recorded in the first quarter of 1993.

     IMPACT OF INFLATION

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     David R. Markin, age 65, President and Chief Executive Officer and a Director of the Company since January 11, 1989, has been President and Chief Executive Officer of Motors since 1970. Mr. Markin serves on the Boards of Directors of Jackpot Enterprises, Inc., an operator of gaming machines, Enhance Financial Services Group Inc., a reinsurance company, and Data Broadcasting Corporation, a provider of market data services to the investment community.

     Allan R. Tessler, age 59, Chairman of the Board of Holdings since January 11, 1989, is also Chairman of the Boards of Directors of International Financial Group, Inc., a merchant banking firm ("IFG"), Enhance Financial Services Group Inc., a reinsurance company, and Jackpot Enterprises, Inc., an operator of gaming machines, and has been Chief Executive Officer of IFG since 1987. Mr. Tessler is Co-Chairman of the Board and Co-Chief Executive Officer of Data Broadcasting Corporation, a provider of market data services to the investment community. Mr. Tessler serves on the Board of Directors of The Limited, Inc., a manufacturer and retailer of apparel and of Allis-Chalmers Corporation, a manufacturer of miscellaneous fabricated textile products ("Allis-Chalmers"). Mr. Tessler is also an attorney.

     Martin L. Solomon, age 59, Vice Chairman and Secretary of the Company since January 11, 1989, is a private investor. Mr. Solomon was employed as a securities and portfolio analyst at Steinhardt Partners, an investment firm, from 1985 through 1987. From 1988 through September 1990, he was the Managing Partner and Director at Value Equity Associates I, Limited Partnership, an investment firm. Mr. Solomon serves on the Boards of Directors of XTRA Corporation, a truck leasing company, and DLB Oil & Gas Company, an oil and gas production and exploration company.

     Wilmer J. Thomas, Jr., age 69, Vice Chairman of the Company since January 11, 1989, is a private investor. Mr. Thomas served as Treasurer of the Company from January 1989 to January 1994. Mr. Thomas serves on the Boards of Directors of Moore Medical Corp., a pharmaceutical and surgical supply company, and Oak Hills Sportswear Corp., a clothing company.

     The executive officers of the Registrant, in addition to Messrs. Markin, Tessler, Solomon and Thomas, are:

     Jay H. Harris, age 59, has been Executive Vice President and Chief Operating Officer of the Company for more than the past five years and a Vice President of Motors since 1991. Mr. Harris was a director of the Company from 1978 until January 11, 1989.

     Marlan R. Smith, age 52, has been Treasurer of the Company since January 1994 and Vice President and Treasurer of Motors since March 1988. Prior to being elected Treasurer of the Company, he served as Assistant Treasurer since January 1989.

     Kevin J. Hanley, age 40, has been Controller of the Company since January 1994 and Controller of Motors since December 1989.

     Willard R. Hildebrand, age 56, was elected as President and Chief Executive Officer of Great Dane effective January 1, 1992. Mr. Hildebrand had served as President and Chief Operating Officer of Fiatallis North America, Inc., a manufacturer of heavy construction and agricultural equipment, for more than five years prior thereto. Mr. Hildebrand tendered his resignation effective March 11, 1996.

     Larry D. Temple, age 49, has been Group Vice President of Motors since September 1989.

     John T. Wise, age 50, has been President of SCSM since July 1992. He was Vice President--General Manager from 1989 to 1992.

     Jeffrey M. Feldman, age 45, has been President of Yellow Cab since 1983.

     Edwin W. Elder, III, age 53, has been President of American Country Insurance Company since June 1993. Mr. Elder was Senior Vice-President of Operations for IDS Property & Casualty Insurance Company and Employers Health Insurance Company, companies which provide multi-line insurance coverages, for more than five years prior thereto.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION

     The following table sets forth the 1995 annual compensation for the Company's Chief Executive Officer and the five highest paid executive officers, as well as the total compensation paid to each individual for the Company's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE
       Name and                                 Other Annual    All Other
  Principal Position   Year   Salary     Bonus  Compensation  Compensation
  ------------------   ----   ------     -----  ------------  ------------
David R. Markin        1995 $1,230,000 $300,000 $274,382<F1>   $2,310<F5>
   President, Chief    1994  1,230,000  300,000  247,007<F1>    1,500<F5>
   Executive Officer   1993  1,230,000  250,000  246,519<F1>    2,249<F5>
   and Director

Jay H. Harris          1995    500,000  250,000        0        2,310<F5>
   Executive Vice      1994    431,250  250,000        0        1,500<F5>
   President and Chief 1993    350,000  250,000        0        2,249<F5>
   Operating Officer

Willard R. Hildebrand  1995    300,000  200,000   17,814<F2>        0
   President and Chief 1994    287,725  225,000   15,463<F2>        0
   Executive Officer   1993    203,500  150,000    7,304<F2>        0
   of Great Dane

Jeffrey M. Feldman     1995    231,000  175,000   38,851<F3>    2,310<F5>
  President of         1994    220,500  150,000   86,263<F3>    1,500<F5>
   Yellow Cab          1993    210,000  150,000   85,008<F3>    2,249<F5>

Martin L. Solomon      1995          0        0  400,000<F4>        0
   Vice Chairman and   1994          0        0  400,000<F4>        0
   Secretary           1993          0        0  400,000<F4>        0

                     SUMMARY COMPENSATION TABLE--Continued
       Name and                                 Other Annual    All Other
  Principal Position   Year   Salary     Bonus  Compensation  Compensation
  ------------------   ----   ------     -----  ------------  ------------
Allan R. Tessler       1995 $        0 $      0 $400,000<F4>   $    0
   Chairman of the     1994          0        0  400,000<F4>        0
   Board               1993          0        0  400,000<F4>        0

Wilmer J. Thomas, Jr.  1995          0        0  400,000<F4>        0
   Vice Chairman       1994          0        0  400,000<F4>        0
                       1993          0        0  400,000<F4>        0
---------------

<F1>Other compensation for Mr. Markin includes:
                                    1993        1994        1995
                                   ------      ------      ------
     Consulting fees              $190,000    $190,000    $190,000
     Life insurance                 41,027      41,710      65,770
     Automobile                      8,125       9,750       9,750
     Club dues                       7,367       5,547       8,862
                                  --------    --------    --------
                                  $246,519    $247,007    $274,382
                                  ========    ========    ========

<F2>Other compensation for Mr. Hildebrand includes:
                                     1993        1994        1995
                                    ------      ------      ------
     Life insurance               $  1,560    $  3,474    $  3,870
     Automobile                      2,324       3,316       4,439
     Club dues                       3,420       5,887       6,748
     Other                               0       2,786       2,757
                                  --------    --------    --------
                                  $  7,304    $ 15,463    $ 17,814
                                  ========    ========    ========

<F3>Other compensation for Mr. Feldman includes:
                                     1993        1994        1995
                                    ------      ------      ------
     Consulting fees              $ 57,000    $ 59,000    $  4,000
     Life insurance                 11,253      11,973      12,874
     Automobile                      1,748       4,335       4,344
     Club dues                      15,007      10,955      17,633
                                  --------    --------    --------
                                  $ 85,008    $ 86,263    $ 38,851
                                  ========    ========    ========
<F4>Consulting fees.
<F5>Matching contributions under Motors 401(k) plan.

COMPENSATION PURSUANT TO PLANS

     GREAT DANE PENSION AND EXCESS BENEFIT PLANS

     Great Dane has in effect a defined benefit employee pension plan entitled Retirement Plan For Great Dane Trailers, Inc. (the "Retirement Plan") covering substantially all of its employees. Pension benefits are subject to limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"), and the Employee Retirement Income Security Act of 1974, as amended, with respect to the annual amount of benefits provided by employer contributions. Effective January 1, 1994, Great Dane adopted the Supplemental Retirement Income Plan (the "Great Dane Excess Benefit Plan") for officers of Great Dane and for certain officers of Holdings who are participants in the Checker Motors Pension Plan, in each case whose annual compensation exceeds $150,000. The Great Dane Excess Benefit Plan provides benefits which cannot be provided under the Retirement Plan because of the $150,000 compensation limit under the Code. Considered compensation under the Great Dane Excess Benefit Plan is limited to $300,000 per year. The benefits under the Great Dane Excess Benefit Plan are not funded and will be paid from Great Dane's general assets.

     Effective as of July 1, 1988, the assets and the liabilities attributable to active and former employees under the Amended and Restated International Controls Corp. Pension Plan as of June 30, 1988 were transferred to the Retirement Plan and Holdings adopted the Retirement Plan for the benefit of its employees. Effective December 31, 1991, employees of Holdings ceased to accrue benefit service under the Retirement Plan. With respect to benefits accruing after June 30, 1984, to a participant who was a participant under the Amended and Restated International Controls Corp. Pension Plan as of June 30, 1988, the following table shows the estimated annual benefits payable under the plan to a person with the specified average annual compensation and years of benefit service.

                                  Years of Benefit Service
                    --------------------------------------------------------
   Average
   Annual
Compensation          1           5          10          15          20
------------         ---         ---        ----        ----        ----
  $100,000         $2,000      $10,000    $ 20,000    $ 30,000    $ 40,000
   150,000          3,000       15,000      30,000      45,000      60,000
   200,000          4,000       20,000      40,000      60,000      80,000
   250,000          5,000       25,000      50,000      75,000     100,000
   300,000          6,000       30,000      60,000      90,000     120,000*
   400,000          6,000       30,000      60,000      90,000     120,000*
--------------------

*Maximum permitted in 1995

     The amounts shown in the above table are the estimated annual benefits payable for life assuming retirement in 1995 at age 65 and would be reduced by a Social Security offset.

     For Mr. Hildebrand, the following are credited years of service under the Retirement Plan and 1995 compensation covered by the Retirement Plan and the Excess Benefit Plan:

                                               Expected
                               Credited        Credited          1995
                               Years of        Years of         Covered
                                Service      Service at 65   Compensation
                               ---------     -------------   ------------
Willard R. Hildebrand            4-1/2            14           $300,000

     Mr. Harris has an aggregate of 24 years of benefit service under the Retirement Plan (8 years) and the Amended and Restated International Controls Corp. Pension Plan (16 years) and will receive benefits of approximately $74,000 per year at age 65.

     MOTORS PENSION AND EXCESS BENEFIT PLANS

     Motors maintains a defined benefit employee pension plan entitled Checker Motors Pension Plan (the "Pension Plan") covering substantially all of the non-union employees of Motors and its subsidiaries other than SCSM, and, effective January 1, 1992, the employees of Holdings.

     Motors, also maintains the Checker Motors Corporation Excess Benefit Retirement Plan (the " Checker Excess Benefit Plan"). The Checker Excess Benefit Plan provides benefits which cannot be provided under the Pension Plan because of the $150,000 compensation limit under the Code. At the present time, David R. Markin and Jeffrey M. Feldman are the only individuals named above who would receive benefits under the Checker Excess Benefit Plan. Considered compensation under the Checker Excess Benefit Plan is limited to $300,000. The benefits under the Checker Excess Benefit Plan are not funded and will be paid from Motors' general assets.

     Set forth below are the estimated annual benefits for participants in the Pension Plan (including benefits payable under the Checker Excess Benefit
Plan) who have been employed by Motors for the indicated number of years prior to retirement, assuming retirement at age 65 in 1995 and the final Average Compensation indicated:

    Average
 Compensation     Estimated Annual Benefits for Years of Service Indicated
(as defined in    --------------------------------------------------------
     plan)           10          20          30          40          45
 -------------      ----        ----        ----        ----        ----
   $100,000       $ 13,704    $ 28,510    $ 46,778    $ 65,913    $ 75,624
    150,000         21,204      46,010      74,278     103,413     118,124
    200,000         28,704      63,510     101,778     140,913     160,624
    250,000         36,204      81,010     129,278     178,413     203,124
    300,000         43,704      98,510     156,778     215,913     245,624
    400,000         43,704      98,510     156,778     215,913     245,624

    The above benefit projections are the estimated annual benefits payable for life and were prepared on the assumption that the participant made participant contributions to the Pension Plan for all years in which he was eligible to contribute, and that Social Security covered compensation is $25,926. The benefit would be reduced by a Social Security offset.

    For those executive officers named above, the following are credited years of service under the Pension Plan and Checker Excess Benefit Plans and 1995 compensation covered by these Plans:

                                               Expected
                               Credited        Credited          1995
                               Years of        Years of         Covered
                                Service      Service at 65   Compensation
                               ---------     -------------   ------------
David R. Markin                   41              41           $300,000
Jay H. Harris                      4              10            300,000
Jeffrey M. Feldman                17              37            300,000

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

COMPENSATION OF DIRECTORS

     The directors did not receive any fees for their services as directors in 1995. See "Compensation Committee Interlocks and Insider Participation."

EMPLOYMENT AGREEMENTS

     Motors, as a successor to the Partnership, is party to an Amended and Restated Employment Agreement dated as of November 1, 1985, as further amended, with David R. Markin pursuant to which Mr. Markin is to serve as President, Chief Executive Officer and Chief Operating Officer of Motors for a period which is automatically extended each month in order to terminate two years thereafter (the "Termination Date"), at a minimum salary of $600,000 per annum, together with the payment of certain insurance premiums, the value of which have been included in the Summary Compensation Table above. The beneficiaries of these insurance policies are designated by Mr. Markin. Mr. Markin continues to be eligible to participate in profit sharing, pension or other bonus plans of Motors. Pursuant to the Amended and Restated Employment Agreement, in the event of Mr. Markin's death, the Company shall pay Mr. Markin's estate the compensation which would otherwise be payable to him for the period ending on the last day of the month in which death occurs. In addition, Motors shall pay to Mr. Markin's beneficiaries deferred compensation from the date of his death through the Termination Date in an annual amount equal to one-third of his base salary at the date of his death. In the event of termination of the Amended and Restated Employment Agreement for any reason other than cause, disability or death, Mr. Markin shall continue to serve as a consultant to Motors for a period of five years, for which he shall receive additional compensation in the amount of $50,000 per annum. Motors has agreed to indemnify Mr. Markin from certain liabilities arising out of his service to Motors, except for liabilities resulting from his gross negligence or willful misconduct. Effective January 1, 1994, Mr. Markin and the Company memorialized in writing their agreement, pursuant to which Mr. Markin has also been compensated by the Company since January 11, 1989, on substantially the same terms as are set forth above.

     The Company entered into an employment agreement as of July 1, 1992, with Jay H. Harris pursuant to which Mr. Harris serves as Executive Vice President and Chief Operating Officer of the Company for a period which is automatically extended for one year on July 1 of each year subject to earlier termination, at a minimum salary of $350,000 per annum, an incentive bonus to be determined by the Board of Directors, and such other fringe benefits and plans as are available to other executives of the Company. Upon the happening of certain events, including a change in control (as defined therein) of the Company or retirement after June 30, 1994, Mr. Harris is entitled to compensation in an amount equal to the greater of (a) five percent of the increase in the Company's retained earnings, subject to certain adjustments, during the period commencing on March 31, 1992, and ending on the last day of the month preceding the event which triggers the payment (the "Termination Payment") and (b) 2.99 times his then base salary. If Mr. Harris were to die or become disabled, he or his estate would receive the greater of (a) one year's base compensation or (b) the Termination Payment. Payments in either case would be made over a period of time, the length of which would be dependent on the amount due to Mr. Harris. Mr. Harris has agreed to serve as a consultant to the Company during the first year after termination for no compensation beyond his expenses incurred in connection with rendering such services. The Company has agreed to indemnify Mr. Harris to the full extent allowed by law. Motors has guaranteed the Company's obligations. Mr. Harris' current base salary is $500,000.

     Yellow Cab is party to an Amended and Restated Employment Agreement dated as of June 1, 1992, with Jeffrey Feldman pursuant to which Mr. Feldman serves as President of Yellow Cab for a period which is automatically extended each month in order to terminate two years thereafter (the "Termination Date"), at a minimum salary of $200,000 per annum, together with certain insurance premiums, the value of which have been included in the
Summary Compensation Table above.   The beneficiaries of these insurance
policies are designated by Mr. Feldman. Mr. Feldman is eligible to participate in profit sharing, pension or other bonus plans implemented by Yellow Cab or Motors. Pursuant to the Amended and Restated Employment Agreement, in the event of Mr. Feldman's death, Yellow Cab shall pay Mr. Feldman's estate the amount of compensation which would otherwise be payable to him for the period ending on the last day of the month in which death occurs. In addition, Yellow Cab shall pay to Mr. Feldman's estate deferred compensation from the date of his death to the Termination Date in an annual amount equal to one-third of his base salary at the date of his death. In the event of the termination of the Amended and Restated Employment Agreement for any reason other than cause, disability or death, Mr. Feldman shall continue to serve as a consultant to Yellow Cab for a period of five years (if terminated by Mr. Feldman) or seven years if terminated by Yellow Cab, for which he shall receive compensation in the amount of $75,000 per annum. Yellow Cab has agreed to indemnify Mr. Feldman from certain liabilities arising out of his service to Yellow Cab, except for liabilities resulting from his gross negligence or willful misconduct.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has had no separate compensation committee or other committee providing equivalent functions. Each of Messrs. Markin, Solomon, Tessler and Thomas is an executive officer of Holdings and participates, as a director, in the deliberations concerning executive officer compensation. During 1995, Mr. Markin served on the compensation committee of Enhance Financial Services Group Inc. and Data Broadcasting Corporation and Mr. Tessler served as an executive officer of each of these companies.

     As of December 31, 1995, Country holds $0.3 million principal amount of 7% Notes due December 1, 1996, issued by Enhance Financial Services Group Inc. Mr. Markin is a director of and served on the compensation committee of that company.

     During 1995, the Company used, on a month-to-month basis, an airplane owned by a corporation of which Mr. Tessler is the sole shareholder. The Company paid $90,000 per month for such use.

     Each of Messrs. Markin, Solomon, Tessler and Thomas provides consulting services to Yellow Cab and each received for such services $10,000 per month in 1995. Messrs. Solomon, Tessler and Thomas also provide consulting services (a) to Motors for which they each received monthly fees of $5,000 and (b) to Country for which they each received monthly fees of approximately $18,300 in 1995. Mr. Markin serves as a consultant to Chicago AutoWerks for which he received monthly fees of approximately $1,200, and to Country, for which he received monthly fees of approximately $4,600 in 1995.

     Each of Messrs. Markin, Solomon, Tessler and Thomas received from Holdings interest payments of $94,418 in 1995 pursuant to the terms of the senior notes held by them, which notes were retired in 1995.

     Susan Markin, the wife of David R. Markin, serves as a computer consultant to the Company. During 1995, Ms. Markin was paid $65,000 for her services.

     Frances Tessler, the wife of Allan R. Tessler, is employed by Smith Barney Inc. which executes trades for Country's investment portfolio. During 1995, Mrs. Tessler received for her investment advisory services approximately $61,500 of the commissions paid by the Company to Smith Barney Inc. for such services.

     Jeffrey M. Feldman is the nephew of David R. Markin.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The Common Stock, which is the only class of stock of the Company, is owned as follows as of March 1, 1996:

                         No. of Shares of Common Stock      Percent of
Name                    of Record and Beneficially Owned      Class
----                    --------------------------------    ----------
David R. Markin                     325.000                    32.5
Martin L. Solomon                   225.000                    22.5
Allan R. Tessler                    225.000                    22.5
Wilmer J. Thomas, Jr.               225.000                    22.5
Jay H. Harris                         1.042                      *

*Less than 1% of outstanding shares

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1 and 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

     The following consolidated financial statements and consolidated financial statement schedules of Great Dane Holdings Inc. and subsidiaries and the report thereon of independent auditors are filed as part of this Annual Report on Form 10-K and are incorporated by reference in Item 8:

     A.  Report of Independent Auditors.

     B.  Consolidated Financial Statements.

            Consolidated Balance Sheets as of December 31, 1994 and 1995.

            Consolidated Statements of Shareholders' Deficit for the years ended December 31, 1993, 1994 and 1995.

            Consolidated Statements of Operations for the years ended December 31, 1993, 1994 and 1995.

            Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.

            Notes to Consolidated Financial Statements - December 31, 1995.

     C.  Consolidated Financial Statement Schedules.

            Schedule I  - Condensed Financial Information of Registrant

            Schedule II - Valuation and Qualifying Accounts

            Schedule V  - Supplemental Information Concerning Property-
                          Casualty Insurance Operations

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

March 21, 1996                  GREAT DANE HOLDINGS INC.


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



/s/ Allan R. Tessler             Chairman of the Board         March 21, 1996
--------------------------
  Allan R. Tessler


/s/ David R. Markin           President, Chief Executive       March 21, 1996
--------------------------        Officer and Director
  David R. Markin


/s/ Jay H. Harris              Executive Vice President        March 21, 1996
--------------------------     and Chief Operating Officer
  Jay H. Harris


/s/ Marlan R. Smith              Treasurer (Principal          March 21, 1996
--------------------------       Financial Officer and
  Marlan R. Smith            Principal Accounting Officer)



/s/ Martin L. Solomon         Vice Chairman of the Board       March 21, 1996
--------------------------            and Secretary
  Martin L. Solomon


/s/ Wilmer J. Thomas, Jr.     Vice Chairman of the Board       March 21, 1996
--------------------------
  Wilmer J. Thomas, Jr.

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS


The following consolidated financial statements of Great Dane Holdings Inc. and subsidiaries are submitted herewith in response to Item 8:

                                                                       Page
                                                                       ----

- Report of Independent Auditors                                        F-1

- Consolidated Balance Sheets as of December 31, 1994 and 1995          F-2

- Consolidated Statements of Shareholders' Deficit for the
  Years Ended December 31, 1993, 1994 and 1995                          F-4

- Consolidated Statements of Operations for the Years Ended
  December 31, 1993, 1994 and 1995                                      F-5

- Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1993, 1994 and 1995                                      F-6

- Notes to Consolidated Financial Statements--December 31, 1995         F-8

The following consolidated financial statement schedules of Great Dane Holdings Inc. and subsidiaries are submitted herewith in response to Item 14(d):

Schedule I  -  Condensed Financial Information of Registrant            S-1

Schedule II -  Valuation and Qualifying Accounts                        S-4

Schedule V  -  Supplemental Information Concerning Property-
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

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Great Dane Holdings Inc.


We have audited the accompanying consolidated balance sheets of Great Dane Holdings Inc. and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Dane Holdings Inc. and subsidiaries at December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                         /s/ Ernst & Young LLP




Kalamazoo, Michigan
February 26, 1996

                          CONSOLIDATED BALANCE SHEETS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                   (dollars in thousands, except share data)


                                                          December 31,
                                                        1994        1995
                                                      --------    --------
ASSETS:
  Cash and cash equivalents                          $  34,875   $  41,086
  Accounts receivable, less allowance for doubtful
    accounts of $1,342 (1994) and $1,564 (1995)
    (Note F)                                            90,076     101,138
  Inventories (Notes C and F)                           95,206      84,686
  Other current assets                                  21,103      26,574
                                                     ----------  ----------
      Total current assets                             241,260     253,484

  Property, plant and equipment, net (Notes D,
     F and G)                                          113,948     123,864
  Insurance Subsidiary's investments (Note E)           91,094     110,058
  Cost in excess of net assets acquired, net of
    accumulated amortization of $7,502 (1994)
    and $8,752 (1995)                                   42,493      41,243
  Trademark, net of accumulated amortization
    of $2,100 (1994) and $2,450 (1995)                  11,346      10,996
  Other assets                                          21,910      30,960























                                                     ----------  ----------

    Total assets                                     $ 522,051   $ 570,605
                                                     ==========  ==========

                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                   (dollars in thousands, except share data)

                                                          December 31,
                                                        1994        1995
                                                      --------    --------
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                                   $  80,863   $  71,989
  Notes payable (Note F)                                 5,000       3,133
  Income taxes payable (Note I)                         12,663       9,305
  Accrued compensation                                  17,955      18,490
  Accrued interest                                      11,802      11,049
  Customer deposits                                     14,113      14,315
  Other accrued liabilities                             36,402      43,390
  Current portion of long-term debt                     13,613      16,260
                                                     ----------  ----------
      Total current liabilities                        192,411     187,931
  Long-term debt, excluding current portion
    (Note F):
      Shareholders                                      30,000         ---
      Other                                            244,652     276,918
                                                     ----------  ----------
                                                       274,652     276,918
  Insurance Subsidiary's unpaid losses and loss
    adjustment expenses                                 69,318      78,151
  Unearned insurance premiums                           12,203      12,545
  Deferred income taxes                                  2,750       1,675
  Postretirement benefits other than pensions
    (Note H)                                            51,061      52,766
  Other noncurrent liabilities                          46,372      46,930
  Minority interest                                        586       1,748
                                                     ----------  ----------
      Total liabilities                                649,353     658,664

  Shareholders' deficit (Notes A, E and F):
    Common stock, par value $1.00:
      Authorized 3,000 shares
      Outstanding 1,000 shares                               1           1
    Additional paid-in capital                          14,999      14,999
    Retained earnings (deficit)                        (11,869)     23,128
    Unrealized appreciation (depreciation) on
      Insurance Subsidiary's investments in
      certain debt and equity securities                (2,060)      2,186
    Notes receivable from shareholders                    (625)        ---
    Amount paid in excess of Motors's net assets      (127,748)   (128,373)
                                                     ----------  ----------
      Total shareholders' deficit                     (127,302)    (88,059)

  Commitments and contingencies (Note G)
                                                     ----------  ----------
      Total liabilities and
        shareholders' deficit                        $ 522,051   $ 570,605
                                                     ==========  ==========

See notes to consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                         (dollars in thousands)

                                                                  Unrealized
                                                                 Appreciation
                                                                (Depreciation)              Amount
                                                                      on         Notes      Paid in
                                                                  Investments Receivable   Excess of
                                          Additional   Retained   in Certain     from      Motors's
                                Common      Paid-In    Earnings   Securities    Share-    Net Assets
                                 Stock      Capital    (Deficit)   (Note E)     holders    (Note A)
                               --------   ----------   --------   ----------  ----------  ----------
Balances at January 1, 1993     $   1       $14,999   $  7,045    $     32      $(625)    $(127,748)

Unrealized appreciation on in-
  vestments in equity securities  ---           ---        ---          41        ---           ---
Net loss                          ---           ---    (43,262)        ---        ---           ---
                                -----       -------   ---------    --------     ------    ----------
Balances at December 31, 1993       1        14,999    (36,217)         73       (625)     (127,748)

Unrealized depreciation on in-
  vestments in certain debt and
  equity securities (net of de-
  ferred income taxes of $1,053)  ---           ---        ---      (2,133)       ---           ---
Net income                        ---           ---        ---      24,348        ---           ---
                                -----       -------   ---------    --------     ------    ----------
Balances at December 31, 1994       1        14,999    (11,869)     (2,060)      (625)     (127,748)

Unrealized appreciation on in-
  vestments in certain debt and
  equity securities (net of de-
  ferred income taxes of $2,372)  ---           ---        ---       4,246        ---           ---
Cancellation of shareholder notes ---           ---        ---         ---        625          (625)
Net income                        ---           ---     34,997         ---        ---           ---
                                -----       -------   ---------    --------     ------    ----------
Balances at December 31, 1995   $   1       $14,999   $ 23,128     $ 2,186      $ ---     $(128,373)
                                =====       =======   =========    ========     ======    ==========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)

                                                Year Ended December 31,
                                             1993        1994       1995
                                           --------    --------   --------
Revenues:
  Trailer manufacturing and distribution $ 711,862  $  859,089  $  995,127
  Automotive products manufacturing        127,925     157,568     208,242
  Vehicular operations including rental
    income of $38,360 (1993); $38,712
    (1994) and $38,288 (1995)               42,103      43,653      43,376
  Insurance premiums earned                 27,436      36,167      45,829
                                         ---------- ----------- -----------
      Total revenues                       909,326   1,096,477   1,292,574
Cost of revenues:
  Cost of sales                           (728,471)   (870,656) (1,048,825)
  Cost of vehicular operations             (30,916)    (32,066)    (30,806)
  Cost of insurance operations             (19,418)    (26,510)    (34,018)
                                         ---------- ----------- -----------
      Total cost of revenues              (778,805)   (929,232) (1,113,649)
                                         ---------- ----------- -----------
Gross profit                               130,521     167,245     178,925
Selling, general & administrative expense  (83,176)    (91,600)    (88,101)
                                         ----------  ----------  ----------
Operating profit                            47,345      75,645      90,824
Interest expense                           (41,614)    (40,165)    (42,311)
Interest income                              7,396       7,101       8,690
Other income, net                            3,494       1,002       2,261
Special charge--Note G                      (7,500)        ---         ---
                                         ---------- ----------- -----------
Income before minority equity, income
  taxes, and accounting changes              9,121      43,583      59,464
Minority equity (Note B)                       ---        (586)     (1,162)
                                         ---------- ----------- -----------
Income before income taxes and
  accounting changes                         9,121      42,997      58,302
Income tax expense (Note I)                 (5,757)    (18,649)    (23,305)
                                         ---------- ----------- -----------
Income before accounting changes             3,364      24,348      34,997
Accounting changes (Notes H and I)         (46,626)        ---         ---
                                         ---------- ----------- -----------
Net income (loss)                        $ (43,262) $   24,348  $   34,997
                                         ========== =========== ===========
Weighted average number of shares used
  in per share computations                  1,000       1,000       1,000
                                         ========== =========== ===========
Income (loss) per share:
  Income before accounting changes       $   3,364  $   24,348  $   34,997
  Accounting changes                       (46,626)        ---         ---
                                         ---------- ----------- -----------
  Net income (loss) per share            $ (43,262) $   24,348  $   34,997
                                         ========== =========== ===========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                             (dollars in thousands)


                                                Year Ended December 31,
                                              1993       1994       1995
                                            --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                        $ (43,262) $  24,348  $  34,997
  Adjustment to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Accounting changes                      46,626        ---        ---
      Depreciation and amortization           23,295     22,594     22,021
      Deferred income tax benefit             (8,512)    (9,044)    (3,167)
      Amortization of cost in excess of net
        assets acquired                        1,250      1,250      1,250
      Amortization of debt discount            1,372      1,595      1,474
      (Gain) loss on sale of property,
        plant and equipment                      207       (376)      (453)
      Investment gains                        (1,079)      (276)      (223)
      Increase in minority equity                ---        586      1,162
      Other noncash charges                    7,562     10,203     12,747
      Changes in operating assets and
        liabilities:
          Accounts receivable                (11,970)   (15,140)   (11,363)
          Finance lease receivables            4,408      1,511        ---
          Inventories                        (22,144)    (2,330)    10,520
          Other assets                           572     (2,601)   (16,696)
          Accounts payable                    21,193      2,987     (5,060)
          Income taxes                           824      6,037     (3,358)
          Unpaid losses and loss
            adjustment expenses               (4,601)    (1,861)     8,833
          Unearned insurance premiums           (917)     2,656        342
          Postretirement benefits other
            than pension                       4,497      1,452      1,705
          Other liabilities                   11,359     12,760     (7,714)
                                           ---------- ---------- ----------
NET CASH FLOW PROVIDED BY OPERATING
  ACTIVITIES                                  30,680     56,351     47,017

                CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                             (dollars in thousands)


                                                Year Ended December 31,
                                              1993       1994       1995
                                            --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                              $ (20,006) $ (18,209) $ (33,067)
  Proceeds from disposal of property,
    plant and equipment and other
    productive assets                          2,599      1,979      1,584
  Purchase of investments available for
    sale                                         ---    (10,124)   (27,375)
  Purchase of investments held to maturity   (64,052)   (13,220)    (3,388)
  Proceeds from sale of investments
    available for sale                           ---      2,769      9,224
  Proceeds from maturity and redemption
    of investments held to maturity           65,019     17,567     10,487
                                           ---------- ---------- ----------
NET CASH FLOW USED IN INVESTING
  ACTIVITIES                                 (16,440)   (19,238)   (42,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                     2,500     10,069    105,102
  Repayments of borrowings                   (17,967)   (14,672)  (103,373)
  Return of limited partner's capital           (894)   (37,713)       ---
                                           ---------- ---------- ----------
NET CASH FLOW PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                        (16,361)   (42,316)     1,729
                                           ---------- ---------- ----------

Increase (decrease) in cash and cash
  equivalents                                 (2,121)    (5,203)     6,211

Beginning cash and cash equivalents           42,199     40,078     34,875
                                           ---------- ---------- ----------

ENDING CASH AND CASH EQUIVALENTS           $  40,078  $  34,875  $  41,086
                                           ========== ========== ==========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                               December 31, 1995


NOTE A--ORGANIZATION

  The Company has two operating subsidiaries, Great Dane Trailers, Inc. ("Great Dane") and Checker Motors Corporation ("Motors"). During 1989, the Company purchased all of the common stock of Motors.

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

  Under generally accepted accounting principles for reverse acquisitions, the net assets of Motors acquired in the Motors acquisition cannot be revalued to estimated fair value. Accordingly, the excess of the amount paid over the historical book value of Motors net assets has been accounted for as a separate component reducing shareholders' equity and is not subject to amortization. The fair value of Motors net assets, as estimated by management, is significantly greater than historical book value, but no appraisal of fair value is available.

  The notes receivable from shareholders represented amounts payable, on demand, to Motors by the shareholders of the Company solely to enable Motors to meet certain net worth requirements in its capacity as general partner of a partnership that was formed in 1986. The notes receivable were cancelled in 1995 with the liquidation of the partnership and the amount paid in excess of Motors' net assets was adjusted.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Great Dane Holdings Inc. and its subsidiaries, including Motors' subsidiary American Country Insurance Company ("Insurance Subsidiary"). All significant intercompany accounts and transactions have been eliminated.

  USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

  Estimated depreciable lives are as follows:

    Buildings                                                 10-40 years
    Transportation equipment                                    2-6 years
    Machinery, equipment, furniture and fixtures               3-12 years

  INTANGIBLE ASSETS: Intangible assets, principally cost in excess of net assets acquired and a trademark, are being amortized on the straight-line basis over periods of 5 to 40 years. The carrying value of intangible assets is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that intangible assets will not be recoverable as determined based on the undiscounted cash flows of the related asset acquired over the remaining amortization period, the Company's carrying value of the intangible asset is reduced by the estimated shortfall of cash flows.

  CUSTOMER DEPOSITS: Substantially all customer deposits represent advanced payments from a customer in connection with tooling production for this customer.

  MINORITY INTEREST: Minority interest represents the share of net assets of South Charleston Stamping & Manufacturing Company ("SCSM"), a subsidiary of Motors, allocable to the minority interest holder.

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

  RECLASSIFICATION: Certain 1994 amounts have been reclassified to conform to the 1995 classifications.

NOTE C--INVENTORIES

  Inventories are summarized below (dollars in thousands):

                                                          December 31,
                                                       1994         1995
                                                     --------     --------
    Raw materials                                   $  59,624    $  53,097
    Work-in-process                                    15,877       10,501
    Finished goods                                     19,705       21,088
                                                    ----------   ----------
                                                    $  95,206    $  84,686
                                                    ==========   ==========

  Inventories would not differ materially if the first-in, first-out costing method were used for inventories costed by the LIFO method.

NOTE D--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are summarized below (dollars in thousands):

                                                          December 31,
                                                        1994        1995
                                                      --------    --------

    Land and buildings                               $  56,430   $  62,332
    Transportation equipment                            31,597      31,782
    Machinery, equipment, furniture and fixtures       129,085     145,751
                                                     ----------  ----------
                                                       217,112     239,865
    Less accumulated depreciation and amortization    (103,164)   (116,001)
                                                     ----------  ----------
                                                     $ 113,948   $ 123,864
                                                     ==========  ==========

NOTE E--INVESTMENTS

  Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE E--INVESTMENTS--Continued. . .

  Investments in Debt and Equity Securities." In accordance with this statement, prior period financial statements were not restated to reflect the change in accounting principle. The opening balance of shareholders' deficit was decreased by $1.4 million (net of $0.8 million in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at amortized cost or lower of cost or market.

  Insurance company management evaluated the investment portfolio and, based on the Insurance Subsidiary's ability and intent, has classified securities between the held-to-maturity and available-for-sale categories. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of shareholders' deficit.

  Following is a summary of amortized cost and fair value of held-to-maturity and available-for-sale securities of the Insurance Subsidiary, which are generally reserved for Insurance Subsidiary operations:

                                              Held-To-Maturity
                              ---------------------------------------------
                                            Gross       Gross
                              Amortized  Unrealized  Unrealized     Fair
                                Cost        Gains      Losses       Value
                              ---------  ----------  ----------   ---------
  DECEMBER 31, 1994:

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
                              ========     ========   ========    ========

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE E--INVESTMENTS--Continued. . .

                                              Available-For-Sale
                              ---------------------------------------------
                                            Gross       Gross
                              Amortized  Unrealized  Unrealized     Fair
                                Cost        Gains      Losses       Value
                              ---------  ----------  ----------   ---------
  DECEMBER 31, 1994:

  Obligations of states and
    political subdivisions    $  9,958    $     10    $    689    $  9,279
  Corporate and other debt
    securities                  23,198         272       1,148      22,322
                              --------    --------    --------    --------
      Total debt securities     33,156         282       1,837      31,601
  Equity securities             15,994         227       1,926      14,295
                              --------    --------    --------    --------
      Total available-for-
        sale                  $ 49,150    $    509    $  3,763    $ 45,896
                              ========    =========   ========    ========

                                              Held-To-Maturity
                              ---------------------------------------------
                                            Gross       Gross
                              Amortized  Unrealized  Unrealized     Fair
                                Cost        Gains      Losses       Value
                              ---------  ----------  ----------   ---------
  DECEMBER 31, 1995:

  U.S. Treasury securities
    and obligations of U.S.
    Government corporations
    and agencies              $  5,797     $    243   $    ---    $  6,040
  Obligations of states and
    political subdivisions       7,535           59          5       7,589
  Mortgage-backed securities     3,127           84          4       3,207
  Corporate and other debt
    securities                  21,975          488         48      22,415
                              --------     --------   --------    --------
                              $ 38,434     $    874   $     57    $ 39,251
                              ========     ========   ========    ========

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE E--INVESTMENTS--Continued. . .

                                              Available-For-Sale
                              ---------------------------------------------
                                            Gross       Gross
                              Amortized  Unrealized  Unrealized     Fair
                                Cost        Gains      Losses       Value
                              ---------  ----------  ----------   ---------
  DECEMBER 31, 1995:
  Obligations of states and
    political subdivisions    $ 11,542     $    254   $      7    $ 11,789
  Mortgage-backed securities     2,303           57          4       2,356
  Corporate and other debt
    securities                  43,284        2,527        162      45,649
                              --------     --------   --------    --------
      Total debt securities     57,129        2,838        173      59,794
  Equity securities             11,130          915        215      11,830
                              --------     --------   --------    --------
      Total available-for-
        sale                  $ 68,259     $  3,753   $    388    $ 71,624
                              ========     ========   ========    ========

  Fair value for debt securities is principally based on quoted market prices.

  The amortized cost and fair value of debt securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Held-To-Maturity    Available-For-Sale
                             ---------------------   --------------------
                              Amortized     Fair      Amortized     Fair
                                Cost        Value       Cost        Value
                              --------    --------    --------    --------
  DECEMBER 31, 1995:

  Due in one year or less     $  9,115    $  9,175    $  3,305    $  3,327
  Due after one year through
    five years                  21,568      21,992      15,245      15,684
  Due after five years
    through ten years            3,252       3,343      24,629      25,878
  Due after ten years            1,372       1,534      11,647      12,549
                              --------    --------    --------    --------
                                35,307      36,044      54,826      57,438
  Mortgage-backed securities     3,127       3,207       2,303       2,356
                              --------    --------    --------    --------
                              $ 38,434    $ 39,251    $ 57,129    $ 59,794
                              ========    ========    ========    ========

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE E--INVESTMENTS--Continued. . .

  The proceeds from sales of available-for-sale securities were $2.8 million and $9.2 million for the years ended December 31, 1994 and 1995, respectively. Gross gains and gross losses which were realized on those sales during the years ended December 31, 1994 and 1995 were not significant.

  Bonds with an amortized cost of $2.3 million at December 31, 1995, were on deposit to meet certain regulatory requirements.

NOTE F--BORROWINGS

  Long-term debt is summarized below (dollars in thousands):

                                                          December 31,
                                                        1994        1995
                                                      --------    --------
    12-3/4% Senior Subordinated Debentures less
      debt discount of $9,725 (1994) and
      $7,311 (1995)                                  $ 122,315   $ 106,629
    14-1/2% Subordinated Discount Debentures less
      debt discount of $6,335 (1994) and
      $6,105 (1995)                                     55,012      55,242
    Notes payable to shareholders                       30,000         ---
    Great Dane term loan payable                        17,411      33,902
    Great Dane Revolving credit line                    27,201      43,118
    Motors term loan payable                               ---      38,250
    Partnership term loan payable                       16,500         ---
    Equipment term loan                                  3,500         ---
    Economic Development term loan                      10,375       9,813
    Other debt                                           5,951       6,224
                                                     ----------  ----------
                                                       288,265     293,178
    Less current portion                               (13,613)    (16,260)
                                                     ----------  ----------
                                                     $ 274,652   $ 276,918
                                                     ==========  ==========

  Interest on the $114 million face value of 12-3/4% Senior Subordinated Debentures is payable semiannually at the stated rate. The recorded debt discount is being amortized as interest expense over the expected life of the debentures using an imputed interest rate of approximately 15% compounded semiannually. Under the terms of the debentures, the Company's payment of dividends is limited to, among other things, 50% of consolidated net income subsequent to June 30, 1986, plus $12 million. At December 31, 1995, a dividend of up to $6.6 million could be paid based on the above formula. The debentures are redeemable at the option of the Company in whole or in part at a decreasing premium. The debentures are subject to redemptions through a sinking fund whereby the Company is required to make

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE F--BORROWINGS--Continued. . .

  five annual sinking fund payments of $18 million commencing August 1, 1996, with the final payment due August 1, 2001. Sufficient debentures have been repurchased to satisfy the 1996 and 1997 sinking fund requirements.

  Interest on the $61 million face value of 14-1/2% Subordinated Discount Debentures is payable semiannually at the stated rate. The recorded debt discount is being amortized as interest expense over the expected life of the debentures using an imputed interest rate of approximately 16.7% compounded semiannually. The 14-1/2% debentures are subject to redemption through a sinking fund whereby the Company is required to redeem, at their face value, on January 1 in each of the years 1997 through 2005, 7-1/2% of the principal amount of the debentures outstanding on January 1, 1997. A sufficient amount of the debentures have been repurchased to fully satisfy the sinking fund requirements. The balance of debentures are due
  January 1, 2006. The debentures are callable any time at their face value and are subordinated to all present or future indebtedness of the Company not expressly subordinated to, or on a parity with, the debentures.

  In February and July 1995, Great Dane Trailers amended its loan and security agreement ("Agreement"). Pursuant to the amended Agreement, the Lenders have loaned $38 million as a term loan and have agreed to provide, at any given time, up to $150 million (less amounts then outstanding as a term loan) as a revolving credit facility (subject to availability based on the amount of eligible trade accounts receivable and inventory) to be used as working capital by Great Dane and for general corporate purposes. The term loan proceeds, which were drawn immediately upon the closings, were used, together with drawings under the revolver, (a) to repay approximately $17 million of bank debt, (b) to provide $15 million to the Company to retire shareholder notes and (c) to pay fees and expenses. The term loan requires monthly principal payments of approximately $0.5 million plus interest on the unpaid principal amount of the loan at a rate equal to 1% above the prime rate of interest (8.5% at December 31, 1995) charged from time to time by Bank of America or a rate equal to 2.5% above a selected Eurodollar contract rate with the unpaid principal balance due in February 2000. The loans are secured by substantially all of the assets of Great Dane and its subsidiaries. The Agreement requires Great Dane to, among other things, comply with certain financial covenants, and limits the amount of loans and transfers to the Company, limits additions to and sales of Great Dane's fixed assets and limits additional Great Dane borrowings. The additional amount available under the revolving credit line under the borrowing base terms of the Agreement totaled $44.6 million at December 31, 1995.

  In January 1995, Motors and its subsidiaries finalized a refinancing with a bank whereby Motors entered into a loan agreement providing for a $45 million term loan and a $20 million revolving credit facility. The funds from the term loan were used to repay approximately $27 million of bank debt including the Partnership term loan, the equipment term loan and the notes payable to the bank, provide $15 million to the Company to retire certain notes outstanding to the Company's shareholders and pay fees and expenses. Availability under the revolving credit facility is based on the amount of eligible trade accounts receivable and inventory and may be used for working capital needs, as well as for general corporate purposes.

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE F--BORROWINGS--Continued. . .

  The new term loan requires twenty quarterly principal payments of approximately $2.3 million, which commenced June 30, 1995, plus interest at either the bank's prime rate plus 1.0% (subject to increase or reduction of up to 0.25% upon the occurrence of certain events) or a selected Eurodollar contract rate plus 2.75% (subject to increase or reduction of up to 0.25% upon the occurrence of certain events). The new term loan is secured by substantially all of Motors and its subsidiaries' assets including the stock of a Motors subsidiary. The new term loan agreement requires Motors to, among other things, comply with certain financial covenants, limits additions to and sales of Motors' fixed assets and limits additional borrowings by Motors.

  Borrowing under the Motors revolving credit facility ($3.1 million at December 31, 1995) bears interest at the bank prime rate (8.5% at December 31, 1995) plus 1%.

  The economic development term loan, which is guaranteed by Motors, is payable by SCSM to the West Virginia Economic Development Authority, and requires monthly payments of $0.1 million, including interest at 5% with the unpaid balance due 2008. The interest rate will be adjusted in April 1998 and 2003, so as to remain equal to 75% of the base rate, as defined, plus 1/2%. The loan is secured by certain machinery and equipment with a net carrying amount of $20 million at December 31, 1995.

  Maturities of long-term debt for the four years subsequent to 1996 are as follows: $16.4 million in 1997, $34.0 million in 1998, $33.6 million in 1999 and $76.2 million in 2000.

  Interest paid totaled $39.8 million in 1993, $38.5 million in 1994, and $41.1 million in 1995.

  The weighted average interest rate on short-term borrowings outstanding as of December 31, 1994 and 1995 was 9.75% and 9.5%, respectively.

NOTE G--COMMITMENTS AND CONTINGENCIES

  On February 8, 1989, the Boeing Company ("Boeing") filed a lawsuit naming the Company, together with three prior subsidiaries of the Company, as defendants in Case No. CV89-119MA, United States District Court for the District of Oregon. On December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company will pay Boeing $12.5 million over the course of five years, at least $5 million of which has been committed by certain insurance companies in the form of cash or irrevocable letter of credit. In accordance with the settlement agreement, Boeing's claims against the Company and the three former subsidiaries have been dismissed with prejudice and Boeing has released and indemnified the Company with respect to certain claims. Accordingly, a $7.5 million special charge was recorded in 1993 to provide for the cost associated with this legal proceeding.

  On May 26, 1994, the Superior Court of the State of California for the County of Los Angeles approved a settlement of certain litigation with the

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE G--COMMITMENTS AND CONTINGENCIES--Continued. . .

  Insurance Commissioner of the State of California as Conservator and Rehabilitator of Executive Life Insurance Company ("ELIC"). Pursuant to the Settlement Agreement, on December 22, 1994, Motors redeemed ELIC's interest in a partnership for $37.0 million (the "Minority Interest Redemption") and the litigation was thereafter dismissed with prejudice. Under certain circumstances, if all or substantially all of the assets of the partnership are sold within five years of the consummation of the Minority Interest Redemption, ELIC may be entitled to receive a payment equal to the positive difference between (x) the distribution ELIC would have received upon liquidation of the Partnership as a result of such transaction, calculated in accordance with the provisions of the partnership agreement as if it had continued to hold its partnership interest, and (y) the future value of $37.0 million calculated at 15% per annum from the date of the Minority Interest Redemption to the date of such transaction.

  In 1988, Great Dane entered into an operating agreement with the purchaser of a previously wholly-owned finance company ("Finance"). Under the terms of the agreement, the purchaser is given the opportunity to finance certain sales of Great Dane. The 1988 operating agreement requires that Great Dane, among other things, (i) not finance the sale of its products for the first eight years and (ii) maintain a minimum net worth as defined in the agreement. In addition, at December 31, 1995, Great Dane has guaranteed the realization of receivables of approximately $0.2 million in connection with the sale of Finance and is partially responsible for the realization of new receivables of approximately $165.3 million financed by the purchaser under the operating agreement subject to certain maximums. In the event a customer defaults on a loan made by Finance, the underlying trailers are repossessed by Finance and sold. Great Dane is liable to the purchaser for 50% of the difference between the remaining loan balance and the proceeds from the sales of trailers, subject to certain maximums. A loss reserve of $3.1 million, for potential losses that may be incurred on the ultimate realization of these receivables, is included in other accrued and other non-current liabilities in the December 31, 1995, consolidated balance sheet. Failure to comply with the requirements of the operating agreement would result in Great Dane having to repay the purchaser $5 million during the year ending September 8, 1996. At December 31, 1995, Great Dane was in compliance with the provisions of the operating agreement.

  To secure certain obligations, the Company and its subsidiaries had outstanding letters of credit aggregating approximately $2.4 million at December 31, 1995, which letters of credit were fully secured by cash deposits included in other assets in the consolidated balance sheets. In addition, Great Dane has standby letters of credit aggregating approximately $7.5 million and Motors has standby letters of credit aggregating approximately $1.2 million outstanding at December 31, 1995.

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE G--COMMITMENTS AND CONTINGENCIES--Continued. . .

  The Company and certain of its subsidiaries have employment agreements with three officers of the Company that provide for minimum annual compensation of approximately $2.0 million. The contracts expire on various dates from June 1996 to February 1998.

  The Company and its subsidiaries lease real estate and equipment. Certain leases are renewable and provide for monthly rentals, real estate taxes and other operating expenses. The Company believes that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Rental expense under operating leases was approximately $4.8 million in 1993, $5.5 million in 1994, and $6.0 million in 1995. Minimum rental obligations for all noncancelable operating leases at December 31, 1995, are as follows: $3.0 million in 1996, $2.8 million in 1997, $2.6 million in 1998, $2.4 million in 1999, $2.3 million in 2000, and $12.4 million thereafter.

  Management believes that none of the above legal actions, guarantees or commitments will have a material adverse effect on the Company's consolidated financial statements.

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

  Net periodic pension cost includes the following components (dollars in thousands):

                                             Year Ended December 31,
                                           1993      1994      1995
                                         --------  --------  --------
  Service cost--benefits earned
    (normal cost)                        $ 1,752   $ 2,384   $ 2,311
  Interest on projected benefit
    obligation                             3,972     4,384     4,843
  Return on investments                   (2,867)   (1,007)   (6,211)
  Net amortization and deferral              328    (1,459)    3,187
                                         --------  --------  --------
  Net periodic pension cost
    charged to expense                   $ 3,185   $ 4,302   $ 4,130
                                         ========  ========  ========

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE H--RETIREMENT PLANS--Continued. . .

  Gains and losses and prior service cost are amortized over periods ranging from seven to fifteen years. Other assumptions used in the calculation of the actuarial present value of the projected benefit obligation were as follows:

                                     1993         1994         1995
                                     ----         ----         ----
  Discount rate                     7-1/2%     7-1/2% - 8%  7% - 7-1/2%
  Rate of increase in compensa-
    tion levels                   4% - 4-1/4%  4% - 4-1/4%  3% - 4-1/4%
  Long-term rate of return on
    assets                        5% - 9-1/2%    5% - 9%    8-1/4% - 9%


  The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets (dollars in thousands):

                                                         December 31,
                                                      1994          1995
                                                   ----------    ----------
  Actuarial present value of benefit obligations:
    Vested benefit obligations                     $  44,642     $  50,104
                                                   ==========    ==========
    Accumulated benefit obligation                 $  47,836     $  53,616
                                                   ==========    ==========
  Plan assets (principally guaranteed investment
    contracts with insurance companies)            $  43,541     $  50,300
  Projected benefit obligation                        60,655        73,992
                                                   ----------    ----------
  Projected benefit obligation in excess of
    plan assets                                      (17,114)      (23,692)
  Unrecognized prior service cost                        778           667
  Unrecognized net loss                                6,353        13,766
  Minimum liability                                   (2,351)       (1,912)
  Unrecognized net obligation at transition            1,591         1,362
                                                   ----------    ----------
  Pension liability recognized in
    the balance sheets                             $ (10,743)    $  (9,809)
                                                   ==========    ==========

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE H--RETIREMENT PLANS--Continued. . .

  Relative positions and undertakings in multiemployer pension plans covering certain of the Motors' employees are not presently determinable. Expenses related to multiemployer pension plans totaled $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 1993, 1994 and 1995, respectively.

  Expense related to defined contribution plans, which is based on a stipulated contribution for hours worked or employee contributions, approximated $0.5 million in 1993, $0.5 million in 1994 and $0.7 million in 1995.

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

  The following table sets forth the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets (in thousands):

                                                         December 31,
                                                      1994          1995
                                                   ----------    ----------
  Accumulated post retirement obligation:
    Retirees                                       $ (32,473)    $ (29,768)
    Fully eligible active plan participants           (5,315)       (4,771)
    Other active plan participants                    (9,751)      (10,623)
                                                   ----------    ----------
                                                     (47,539)      (45,162)
    Unrecognized net gain                             (2,568)       (6,542)
    Unrecognized prior service cost                   (3,146)       (2,860)
                                                   ----------    ----------
    Accrued postretirement benefit liability
      recorded in balance sheet                    $ (53,253)    $ (54,564)
                                                   ==========    ==========

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE H--RETIREMENT PLANS--Continued. . .

  Net periodic postretirement benefit cost includes the following components (in thousands):

                                            Year Ended December 31,
                                           1993      1994      1995
                                         --------  --------  --------
    Service cost                         $   634   $   541   $   493
    Interest cost                          3,888     3,625     3,699
    Unrecognized prior service cost          ---      (286)     (286)
                                         --------  --------  --------
                                         $ 4,522   $ 3,880   $ 3,906
                                         ========  ========  ========

  The health care cost trend rate as of December 31, 1995, ranges from 11.5% down to 5.0% over the next 10 years and remains level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $2.8 million. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% and 7.5% at December 31, 1994 and 1995, respectively.

NOTE I--INCOME TAXES

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

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE I--INCOME TAXES--Continued. . .

  Significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 and 1995 are as follows (dollars in thousands):

                                                         December 31,
                                                      1994          1995
                                                   ----------    ----------
    Deferred tax assets:
      Other postretirement benefits                $  19,675     $  20,347
      Pension                                          2,799         2,261
      Reserves                                        13,143        17,276
      Bad debt reserve                                 1,769         1,829
      Other                                            6,868         3,640
                                                   ----------    ----------
                                                      44,254        45,353
      Valuation allowance                             (1,000)       (1,000)
                                                   ----------    ----------
                                                      43,254        44,353
    Deferred tax liabilities:
      Property, plant and equipment                   28,519        26,313
      Debenture discount                               4,354         3,628
      Intangible assets                                4,525         4,313
      Inventory                                        2,530         3,388
      Other                                               76         2,666
                                                   ----------    ----------
                                                      40,004        40,308
                                                   ----------    ----------
    Net deferred tax assets                        $   3,250     $   4,045
                                                   ==========    ==========

  The components of income tax expense are as follows (dollars in thousands):

                                             Year Ended December 31,
                                      1993            1994          1995
                                   ----------      ----------    ----------
  Current taxes:
    Federal                        $ (10,244)      $ (23,395)    $ (21,888)
    State                             (4,025)         (4,298)       (4,584)
                                   ----------      ----------    ----------
                                     (14,269)        (27,693)      (26,472)
  Deferred tax benefit                 8,512           9,044         3,167
                                   ----------      ----------    ----------
  Income tax expense               $  (5,757)      $ (18,649)    $ (23,305)
                                   ==========      ==========    ==========

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE I--INCOME TAXES--Continued. . .

  Income tax expense differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. The reasons for these differences are as follows (dollars in thousands):

                                              Year Ended December 31,
                                           1993        1994        1995
                                        ----------  ----------  ----------
  Computed expected tax expense          $ (3,192)   $(15,049)   $(20,406)
  (Increase) decrease in taxes
    resulting from:
      State income taxes, net of
        federal income tax
        benefit                            (2,616)     (2,794)     (2,980)
      Amortization of goodwill
        and other items                      (643)       (714)       (421)
      Nontaxable Partnership
        income                                446         286         ---
      Other                                   248        (378)        502
                                         ---------   ---------   ---------
    Actual tax expense                   $ (5,757)   $(18,649)   $(23,305)
                                         =========   =========   =========

  Income taxes paid totaled $13.4 million in 1993, $24.5 million in 1994 and $29.7 million in 1995.

NOTE J--RELATED PARTY TRANSACTIONS

  The Company leases an airplane owned by a corporation of which the sole shareholder is a director of the Company. Lease expenses totaled $0.7 million in 1993 and $1.1 million each year in 1994 and 1995.

NOTE K-INDUSTRY SEGMENT INFORMATION

  The Company operates in four principal segments:

    TRAILER MANUFACTURING SEGMENT--Manufacturing and distribution of highway truck trailers in the domestic market to diversified trucking, distribution and private fleet customers.

    AUTOMOTIVE PRODUCTS SEGMENT--Manufacturing metal stampings and assemblies and coordination of related tooling production for domestic and foreign motor vehicle manufacturers with production facilities in North America.

    VEHICULAR OPERATIONS SEGMENT--Leasing taxicabs and providing taxicab related services in the City of Chicago.

    INSURANCE OPERATIONS SEGMENT--Providing property and casualty insurance coverage within certain states of the continental United States to both unaffiliated and affiliated insureds.

  Trailer Manufacturing segment sales to J. B. Hunt totaled approximately $92.3 million in 1993, $85.3 million in 1994 and $39.6 million in 1995.

  Automotive product net sales to General Motors Corporation totaled approximately $121.5 million in 1993, $145.9 million in 1994 and $168.2 million in 1995 (includes accounts receivable of $8.9 million, $13.0 million and $13.8 million at December 31, 1993, 1994 and 1995, respectively).

  Industry segment data is summarized as follows (dollars in thousands):

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                               GREAT DANE HOLDINGS INC. AND SUBSIDIARIES

NOTE K--INDUSTRY SEGMENT INFORMATION--Continued. . .
                                            Trailer     Automotive     Vehicular     Insurance
                                         Manufacturing   Products     Operations    Operations   Eliminations  Consolidated
                                         -------------   --------     ----------    ----------   ------------  ------------
1993
  Revenues:
    Outside customers                     $ 711,862     $ 127,925     $  42,103     $  27,436     $     ---     $ 909,326
    Intersegment sales                          ---           ---         4,346        13,400       (17,746)          ---
                                          ----------    ----------    ----------    ----------    ----------    ----------
                                          $ 711,862     $ 127,925     $  46,449     $  40,836     $ (17,746)    $ 909,326
                                          ==========    ==========    ==========    ==========    ==========    ==========
  Segment operating profit (loss)         $  32,381     $  15,306     $   6,251     $  (1,947)    $     ---     $  51,991
  Corporate expense                                                                                                (4,646)
    Operating profit                                                                                               47,345
  Interest income:
    Segment                                     428                                     5,877                       6,305
    Corporate                                                                                                       1,091
  Interest expense:
    Segment                                  (4,811)                                                               (4,811)
    Corporate                                                                                                     (36,803)
  Special charge                                                                                                   (7,500)
  Other income, net                                                                                                 3,494
                                                                                                                ----------
  Income before income taxes                                                                                    $   9,121
                                                                                                                ==========

  Identifiable assets                     $ 259,837     $  67,937     $  20,493     $ 116,692                   $ 464,959
  Partnership assets                                                                                               37,701
  Corporate assets                                                                                                 14,676
                                                                                                                ----------
  Total assets at December 31, 1993                                                                             $ 517,336
                                                                                                                ==========

  Depreciation and amortization           $   8,280     $   4,991     $   9,530     $     494                   $  23,295
  Capital expenditures                        7,265         4,728         7,913           100                      20,006

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                               GREAT DANE HOLDINGS INC. AND SUBSIDIARIES

NOTE K--INDUSTRY SEGMENT INFORMATION--Continued. . .
                                            Trailer     Automotive     Vehicular     Insurance
                                         Manufacturing   Products     Operations    Operations   Eliminations  Consolidated
                                         -------------   --------     ----------    ----------   ------------  ------------
1994
  Revenues:
    Outside customers                     $ 859,089     $ 157,568     $  43,653     $  36,167     $     ---    $1,096,477
    Intersegment sales                          ---           ---         3,648        12,145       (15,793)          ---
                                          ----------    ----------    ----------    ----------    ----------   -----------
                                          $ 859,089     $ 157,568     $  47,301     $  48,312     $ (15,793)   $1,096,477
                                          ==========    ==========    ==========    ==========    ==========   ===========
  Segment operating profit (loss)         $  58,619     $  19,652     $   6,824     $    (916)    $     ---    $   84,179
  Corporate expenses                                                                                               (8,534)
                                                                                                               -----------
    Operating profit                                                                                               75,645
  Interest income:
    Segment                                                                             5,510                       5,510
    Corporate                                                                                                       1,591
  Interest expense:
    Segment                                  (3,784)                                                               (3,784)
    Corporate                                                                                                     (36,381)
  Other expenses, net                                                                                               1,002
  Minority equity                                                                                                    (586)
                                                                                                               -----------
  Income before income taxes                                                                                   $   42,997
                                                                                                               ===========
  Identifiable assets                     $ 264,147     $  81,976     $  17,827     $ 116,062                  $  480,012
  Partnership assets                                                                                               36,776
  Corporate assets                                                                                                  5,263
                                                                                                               -----------
  Total assets at December 31, 1994                                                                            $  522,051
                                                                                                               ===========
  Depreciation and amortization:
    Segment                               $   7,876     $   5,294     $   8,992     $     409                  $   22,571
    Other                                                                                                              23
  Capital expenditures:
    Segment                                   8,937         1,152         7,580           215                      17,884
    Other                                                                                                             325

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                               GREAT DANE HOLDINGS INC. AND SUBSIDIARIES

NOTE K--INDUSTRY SEGMENT INFORMATION--Continued. . .
                                            Trailer     Automotive     Vehicular     Insurance
                                         Manufacturing   Products     Operations    Operations   Eliminations  Consolidated
                                         -------------   --------     ----------    ----------   ------------  ------------
1995
  Revenues:
    Outside customers                     $ 995,127     $ 208,242     $  43,376     $  45,829     $     ---    $1,292,574
    Intersegment sales                          ---           ---         3,915        11,080       (14,995)          ---
                                          ----------    ----------    ----------    ----------    ----------   -----------
                                          $ 995,127     $ 208,242     $  47,291     $  56,909     $ (14,995)   $1,292,574
                                          ==========    ==========    ==========    ==========    ==========   ===========

  Segment operating profit (loss)         $  61,531     $  26,451     $   7,889     $    (235)                 $   95,636
  Corporate expenses                                                                                               (4,812)
                                                                                                               -----------
    Operating profit                                                                                               90,824
  Interest income:
    Segment                                                                             6,388                       6,388
    Corporate                                                                                                       2,302
  Interest expense:
    Segment                                  (9,658)                                                               (9,658)
    Corporate                                                                                                     (32,653)
  Other income, net                                                                                                 2,261
  Minority equity                                                                                                  (1,162)
                                                                                                                ----------
  Income before income taxes                                                                                    $  58,302
                                                                                                                ==========
  Identifiable assets                     $ 279,604     $  97,936     $  20,807     $ 140,523                   $ 538,870
  Corporate assets                                                                                                 31,735
                                                                                                                ----------
  Total assets at December 31, 1995                                                                             $ 570,605
                                                                                                                ==========
  Depreciation and amortization:
    Segment                               $   8,275     $   5,049     $   9,132     $     315                   $  22,771
    Other                                                                                                            (750)
  Capital expenditures
    Segment                                   19,440        4,136         9,169           194                      32,939
    Other                                                                                                             128

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE K--INDUSTRY SEGMENT INFORMATION--Continued. . .

  Intersegment sales are accounted for at prices comparable to normal unaffiliated customer sales. Corporate and Partnership assets consist of short-term investments, savings deposits and certain other assets.


NOTE L--FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

  CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

  INDEBTEDNESS: The carrying amounts of the Great Dane term loan payable, Great Dane revolving credit line, Motors term loan payable, economic development term loan and line of credit approximate their fair value. The fair values of the Company's 12-3/4% Senior Subordinated Debentures and 14-1/2% Subordinated Discount Debentures are based on quoted market prices. The fair values of the Company's other indebtedness is estimated using discounted cash flow analyses based on current market rates.

  The carrying amount and fair value of the Company's indebtedness at December 31, 1995, are as follows (dollars in thousands):

                                             Carrying Amount   Fair Value
                                             ---------------   ----------
  Long-term debt and notes payable               $ 296,311      $ 295,091

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                                               GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


NOTE M--SELECTED QUARTERLY DATA (UNAUDITED)
                                                                      (dollars in thousands, except per share amounts)
                                           1994 QUARTER ENDED                                1995 QUARTER ENDED
                             -----------------------------------------------   -----------------------------------------------
                              March 31     June 30  September 30 December 31    March 31     June 30  September 30 December 31
                              --------     -------  ------------ -----------    --------     -------  ------------ -----------
  Revenues                   $ 271,680   $ 277,622   $ 256,679   $ 290,496     $ 322,393   $ 329,527   $ 295,799   $ 344,855
  Gross profit                  40,845      44,969      39,495      41,936        45,862      48,148      42,948      41,967
  Net income                     6,386       8,391       2,310       7,261         8,293       9,575       6,696      10,433

  Income per share:
    Net income               $   6,386   $   8,391   $   2,310   $   7,261     $   8,293   $   9,575   $   6,696  $   10,433


  During the quarter ended December 31, 1995, certain estimates of accruals for losses, as well as the income tax rate used to calculate income taxes were adjusted to reflect the reversal of accruals no longer needed and tax strategies implemented in the fourth quarter. The effect of the above was to increase net income by $3 million ($3,000 per share).

                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            GREAT DANE HOLDINGS INC.

                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)


                                                       December 31,
                                                   1994            1995
                                                ----------      ----------
ASSETS:
  Cash and cash equivalents                     $   1,401       $   4,679
  Accounts receivable                                 535             525
  Other current assets                              1,481             271
                                                ----------      ----------
    Total Current Assets                            3,417           5,475

  Equipment, net                                      302             374
  Investments in subsidiaries                     152,873         215,767
  Other assets                                     15,022          13,280
                                                ----------      ----------
TOTAL ASSETS                                    $ 171,614       $ 234,896
                                                ==========      ==========


LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                              $     869       $     136
  Income taxes payable                              9,062           5,521
  Accrued compensation                                257              87
  Accrued interest                                 11,468          10,506
  Other accrued liabilities                         7,041           5,758
                                                ----------      ----------
    Total Current Liabilities                      28,697          22,008

  Long-term debt                                  207,327         161,871
  Other noncurrent liabilities                     29,489          29,104
  Intercompany accounts with subsidiaries          31,343         112,158

  Shareholders' deficit:
    Common stock                                        1               1
    Paid-in capital                                14,999          14,999
    Retained earnings (deficit)                   (11,869)         23,128
    Amount paid in excess of Motors'
      net assets                                 (127,748)       (128,373)
    Notes receivable from shareholders               (625)            ---
                                                ----------      ----------
    Total Shareholders' Deficit                  (125,242)        (90,245)
                                                ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $ 171,614       $ 234,896
                                                ==========      ==========

                                   SCHEDULE I
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT--CONTINUED
                            GREAT DANE HOLDINGS INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                           Year Ended December 31,
                                       1993          1994          1995
                                    ----------    ----------    ----------
Selling, general and
  administrative expenses           $  (4,646)    $  (8,534)    $  (6,919)
Interest expense                      (30,216)      (30,812)      (27,635)
Equity in earnings of
  subsidiaries                         29,376        48,323        55,893
Other income                              211           307           666
Special charge                         (7,500)          ---           ---
Intercompany income:
  Corporate charges                     1,008         1,008         1,008
                                    ----------    ----------    ----------

Income (loss) before income taxes
  and accounting changes              (11,767)       10,292        23,013
Income tax benefit                     15,131        14,056        11,984
                                    ----------    ----------    ----------
Income before accounting changes        3,364        24,348        34,997
Accounting changes                    (46,626)          ---           ---
                                    ----------    ----------    ----------

NET INCOME (LOSS)                   $ (43,262)    $  24,348     $  34,997
                                    ==========    ==========    ==========

                                   SCHEDULE I
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT--CONTINUED
                            GREAT DANE HOLDINGS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                            Year Ended December 31,
                                       1993          1994          1995
                                    ----------    ----------    ----------
NET CASH FLOW USED IN OPERATING
  ACTIVITIES                        $ (47,640)    $ (11,317)    $ (24,707)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Purchase of equipment                 ---          (325)         (128)
    Investment in subsidiaries            ---       (30,000)       (7,000)
    Other                               5,900            16         1,069
                                    ----------    ----------    ----------
NET CASH FLOW PROVIDED BY
  (USED IN) INVESTING
  ACTIVITIES                            5,900       (30,309)       (6,059)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Repayment of borrowings               ---           ---       (46,771)
    Advances from subsidiaries         38,278        41,559        80,815
                                    ----------    ----------    ----------
NET CASH FLOW PROVIDED BY
  FINANCING ACTIVITIES                 38,278        41,559        34,044
                                    ----------    ----------    ----------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                     (3,462)          (67)        3,278

Beginning cash and cash
  equivalents                           4,930         1,468         1,401
                                    ----------    ----------    ----------
ENDING CASH AND CASH
  EQUIVALENTS                       $   1,468     $   1,401     $   4,679
                                    ==========    ==========    ==========

The Registrant's subsidiaries declared dividends totaling $22 million in 1993 and $15 million in 1994. These dividends were declared to offset certain intercompany account balances at the respective dates.

                             SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                         (dollars in thousands)
-----------------------------------------------------------------------------------------------------
                COL. A                    COL. B            COL. C            COL. D      COL. E
-----------------------------------------------------------------------------------------------------
                                                     Additions Charged to:
                                        Balance at   ---------------------              Balance at
              Description                Beginning   Cost and      Other  Deductions<F1>  End of
                                         of Period   Expenses    Accounts                 Period
-----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993:
 Deducted from assets:
   Allowance for doubtful accounts
     --trade                             $   623     $   234     $   ---     $  (109)    $   748
                                         ========    ========    ========    ========    ========
   Allowance for doubtful accounts
     --finance lease receivables         $   679     $    52     $   ---     $  (572)    $   159
                                         ========    ========    ========    ========    ========
   Contract & warranty reserves          $ 8,375     $ 5,439     $   ---     $(3,429)    $10,385
                                         ========    ========    ========    ========    ========
   Workers' compensation                 $ 1,841     $ 1,200     $   ---     $(1,927)    $ 1,114
                                         ========    ========    ========    ========    ========
   Claims                                $ 3,332     $ 1,103     $   ---     $(1,106)    $ 3,329
                                         ========    ========    ========    ========    ========
YEAR ENDED DECEMBER 31, 1994:
 Deducted from assets:
   Allowance for doubtful accounts
     --trade                             $   748     $   804     $   ---     $  (210)    $ 1,342
                                         ========    ========    ========    ========    ========
   Allowance for doubtful accounts
     --finance lease receivables         $   159     $  (172)    $   ---     $    13     $     0
                                         ========    ========    ========    ========    ========
   Contract & warranty reserves          $10,385     $ 8,076     $   ---     $(4,016)    $14,445
                                         ========    ========    ========    ========    ========
   Workers' compensation                 $ 1,114     $   956     $   ---     $  (435)    $ 1,635
                                         ========    ========    ========    ========    ========
   Claims                                $ 3,329     $ 1,078     $   ---     $(2,103)    $ 2,304
                                         ========    ========    ========    ========    ========

                        SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS--CONTINUED
                                GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                         (dollars in thousands)

-----------------------------------------------------------------------------------------------------
                COL. A                    COL. B            COL. C            COL. D      COL. E
-----------------------------------------------------------------------------------------------------
                                                     Additions Charged to:
                                        Balance at   ---------------------              Balance at
              Description                Beginning   Cost and      Other  Deductions<F1>  End of
                                         of Period   Expenses    Accounts                 Period
-----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995:
 Deducted from assets:
   Allowance for doubtful accounts
     --trade                             $ 1,342     $   324     $   ---     $  (102)    $ 1,564
                                         ========    ========    ========    ========    ========
   Contract & warranty reserves          $14,445     $11,430     $   ---     $(7,153)    $18,722
                                         ========    ========    ========    ========    ========
   Workers' compensation                 $ 1,635     $ 1,000     $   ---     $(1,639)    $   996
                                         ========    ========    ========    ========    ========
   Claims                                $ 2,304     $   671     $   ---     $(1,081)    $ 1,894
                                         ========    ========    ========    ========    ========

---------------

<F1> Reclassification to other reserves and utilization of reserves.

                                                              SCHEDULE V
                              SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                               GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                                        (dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------------
       COL. A         COL. B    COL. C    COL. D    COL. E    COL. F    COL. G         COL. H         COL. I    COL. J    COL. K
----------------------------------------------------------------------------------------------------------------------------------
                               Reserves                                              Claims and
                                  for                                                   Claim
                                Unpaid                                               Adjustment      Amortiza-
                                Claims                                                Expenses         tion      Paid
                                  and    Discount,                                    Incurred          of      Claims
                     Deferred    Claim    if any,                                    Related to:     Deferred     and
                      Policy    Adjust-  Deducted                         Net    ------------------   Policy     Claim
     Affiliation     Acquisi-    ment       in     Unearned   Earned    Invest-     (1)       (2)    Acquisi-   Adjust-
        with           tion     Expense   Column   Premiums  Premiums    ment     Current    Prior     tion      ment    Premiums
     Registrant        Costs     <F1>        C       <F2>      <F3>     Income     Year      Years     Costs   Expenses   Written
----------------------------------------------------------------------------------------------------------------------------------
WHOLLY-OWNED INSURANCE SUBSIDIARY:
----------------------------------
Year Ended:
  December 31, 1993  $  1,892  $ 71,179  $    ---  $ 9,547   $ 40,836  $  7,838  $ 33,152  $  (583)  $ 8,123   $ 30,529  $ 39,920
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

  December 31, 1994  $  2,258  $ 69,318  $    ---  $12,203   $ 48,312  $  6,890  $ 46,366  $(7,711)  $ 9,006   $ 36,435  $ 50,652
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

  December 31, 1995  $  2,971  $ 78,151  $    ---  $12,545   $ 56,909  $  7,607  $ 51,438  $(6,340)  $12,913   $ 37,010  $ 57,544
                     ========  ========  ========  ========  ========  ========  ========  ========  ========  ========  ========
---------------

<F1> Excludes reinsurance recoverable on unpaid claims and claims adjustment expense of $6,905, $2,824 and $3,569 in 1993, 1994 and
     1995, respectively, in connection with the restatement of the balance sheet loss reserve amounts as reported in accordance with
     SFAS No. 113.
<F2> Excludes net ceded premiums of $286, $602 and $309 in 1993, 1994 and 1995, respectively, in connection with the restatement of the balance sheet unearned premium amounts as reported in accordance with SFAS No. 113.
<F3> Includes premiums earned of $13,400, $12,145 and $11,080 in 1993, 1994 and 1995, respectively, in connection with coverage provided to other entities in the consolidated group which have been eliminated in consolidation.

                               INDEX TO EXHIBITS


     The following Exhibits required by Item 601 of Regulation S-K (and numbered in conformity therewith) are filed herewith or incorporated by reference herein:

    3.1 - Composite Certificate of Incorporation of the Company reflecting all amendments to date (incorporated herein by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

    3.2 - Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement No. 033-56595 filed with the Securities and Exchange Commission on November 23, 1994 (the "1994 S-1")).

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

   10.1 - Amended and Restated Employment Agreement, dated as of November 1, 1985, between Motors and David R. Markin ("Markin Employment Agreement") (incorporated herein by reference to Exhibit 10.4 to Amendment No. 2, filed on April 5, 1995, to the 1994 S-1 ("Amendment No. 2")).

   10.2 - Amendment, dated as of March 4, 1992, to Markin Employment Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K")).

   10.3 - Extension, dated July 12, 1993, of Markin Employment Agreement (incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K")).

   10.4 - Amended and Restated Employment Agreement, dated as of June 1, 1992, between Yellow Cab and Jeffrey Feldman (incorporated herein by reference to Exhibit 28.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (the "June 1992 10-Q")).

   10.5  -  Form of Stated Benefit Salary Continuation Agreement (incorpo-

            rated herein by reference to Exhibit 10.8 to Amendment No. 2).

   10.6 - Employment Agreement, dated as of July 1, 1992, between the Company and Jay H. Harris (incorporated herein by reference to Exhibit 28.1 to the June 1992 10-Q).

   10.7 - Amendment, dated April 6, 1994, to Harris Employment Agreement (incorporated herein by reference to Exhibit 10.10 to the 1994 S-1).

   10.8 - Lease, dated December 1, 1988, between SCSM and Park Corporation (incorporated herein by reference to Exhibit 10.19 to Amendment No. 2).

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

   10.12 - Amended and Restated License Agreement, dated December 30, 1992, between Motors and Checker Taxi Association, Inc. (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K")).

   10.13 - Employment Agreement, dated as of January 1, 1994, between the Company and David R. Markin (incorporated herein by reference to Exhibit 10.36 to the 1994 S-1).

   10.14 - Settlement Agreement, dated as of June 21, 1994, among John Garamendi, as Insurance Commissioner of the State of California, Base Assets Trust, the Partnership, Motors, Checker Holding Corp.III and Holdings (incorporated herein by reference to Exhibit 10.38 to the 1994 S-1).

   10.15 - Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.39 to the 1994 S-1).

   10.16 - Sale, Installation and Technical Assistance Agreement, dated November 14, 1983, between Graaff KG and Great Dane Trailers, Inc. (incorporated herein by reference to Exhibit 10.40 to the 1994 S-1).

   10.17 - Form of Great Dane Trailers, Inc., Supplemental Retirement Income Plan, effective January 1, 1994 (incorporated herein by reference to Exhibit 10.41 to the 1994 S-1).

   10.18 - Amended and Restated Operating Agreement, dated as of August 31, 1988, between Associates Commercial Corporation (as successor to Great Dane Finance Company) and Great Dane Trailers, Inc. (the "Associates Agreement") (incorporated herein by reference to
            Exhibit 10.43 to the 1994 S-1).

   10.19 - Amendment, dated February 7, 1994, to the Associates Agreement (incorporated herein by reference to Exhibit 10.44 to the 1994 S-1).

   10.20 - Amendment, dated May 18, 1994, to the Associates Agreement (incorporated herein by reference to Exhibit 10.45 to the 1994 S-1).

   10.21 - Stock Option Agreement, dated as of January 17, 1995, between the Company and Jay H. Harris (the "Stock Option Agreement") (incorporated herein by reference to Exhibit 10.46 to Amendment No. 1, filed on February 27, 1995, to the 1994 S-1 ("Amendment No. 1")).

   10.22 - Amendment, dated as of September 11, 1995, to the Stock Option Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (the "September 1995 10-Q")).

   10.23 - Loan Agreement, dated as of January 26, 1995, by and among Motors, Yellow Cab, Chicago AutoWerks, CMC Kalamazoo, SCSM, the Lenders named therein and NBD Bank, as Agent ("NBD") (the "NBD Loan Agreement") (incorporated herein by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 1994 (the "1994 10-K")).

   10.24 - First Amendment, dated as of September 22, 1995, to the NBD Loan Agreement (incorporated herein by reference to Exhibit 10.1 to the September 1995 10-Q).

   10.25 - Second Amendment, dated as of December 8, 1995, to the NBD Loan Agreement.*

   10.26 - Pledge Agreement and Irrevocable Proxy, dated as of January 26, 1995, given by Motors to NBD, as Agent (incorporated herein by reference to Exhibit 10.24 to the 1994 10-K).

   10.27 - Security Agreement, dated as of January 26, 1995, made by Motors, Yellow Cab, Chicago AutoWerks and CMC Kalamazoo to NBD, as Agent (incorporated herein by reference to Exhibit 10.25 to the 1994 10-K).

   10.28 - Amended and Restated Loan and Security Agreement, dated as of February 14, 1995, among Great Dane Trailers, Inc., Great Dane Los Angeles, Inc., and Great Dane Trailers Tennessee, Inc., the financial institutions named therein, and BankAmerica Business Credit, Inc., as Agent ("BABC") (the "BABC Loan Agreement") (incorporated herein by reference to Exhibit 10.26 to the 1994 10-K).

   10.29 -  First Amendment, dated as of May 31, 1995, to the BABC Loan
            Agreement.*

   10.30 - Second Amendment, dated as of June 30, 1995, to the BABC Loan Agreement.*

   10.31 - Third Amendment, dated as of August 31, 1995, to the BABC Loan Agreement.*

   10.32 - Fourth Amendment, dated as of October 31, 1995, to the BABC Loan Agreement.*

   10.33 - Fifth Amendment, dated as of January 22, 1996, to the BABC Loan Agreement.*

   10.34 - Amended and Restated Pledge Agreement, dated as of February 14, 1995, made by Great Dane Trailers, Inc., in favor of BABC (incorporated herein by reference to Exhibit 10.27 to the 1994 10-K).

   10.35 - Amended and Restated Agreement Regarding Stock and Other Matters, dated as of February 14, 1995, between the Company and BABC (incorporated herein by reference to Exhibit 10.28 to the 1994 10-K).

   10.36 - Retirement Plan for Great Dane Trailers, Inc., effective as of January 1, 1989 (incorporated herein by reference to Exhibit
            10.54 to Amendment No. 2).

   10.37 - Checker Motors Pension Plan, as amended and restated, effective January 1, 1987 (incorporated herein by reference to Exhibit
            10.55 to Amendment No. 2).

   10.38 - Composite Checker Employees' 401(k) Retirement Benefit Plan, reflecting all amendments to date, incorporated herein by reference to Exhibit 10.56 to Amendment No. 2).

   21.1  -  Subsidiaries of the Company.*

   27.1  -  Financial Data Schedule.*

   28.1 - Schedule P of Annual Statements provided by Country to Illinois Regulatory Authorities (filed under cover of Form SE filed with the Securities and Exchange Commission on March 22, 1996).




________________
*Filed herewith.