Form 10-K/A
period 1995-12-31
GREAT DANE HOLDINGS INC
filed 1996-04-23
CIK 51200

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               AMENDMENT NO. 1 TO

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

                 DOCUMENTS INCORPORATED BY REFERENCE:  None

                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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


Date:  April 23, 1996