Form 10-Q
period 1996-03-31
GREAT DANE HOLDINGS INC
filed 1996-05-10
CIK 51200

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the period ended          March 31, 1996
                     ---------------------------------

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

There were 1,002.083 shares of Registrant's only class of common stock outstanding as of May 8, 1996.

<PAGE-1>
                                   INDEX

                 GREAT DANE HOLDINGS INC. AND SUBSIDIARIES



                                                                 Page Number
                                                                 -----------

PART I  FINANCIAL INFORMATION

     Item 1  Consolidated Financial Statements (Unaudited):

             Consolidated Balance Sheets at December 31, 1995
             and March 31, 1996 . . . . . . . . . . . . . . . . . . .  2-3

             Consolidated Statements of Operations for
             the Three Months Ended March 31, 1995 and
             March 31, 1996 . . . . . . . . . . . . . . . . . . . . . .  4

             Consolidated Statements of Cash Flows for
             the Three Months Ended March 31, 1995 and
             March 31, 1996 . . . . . . . . . . . . . . . . . . . . .  5-6

             Notes to Consolidated Financial Statements . . . . . . .  7-8

     Item 2  Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . . . 9-10


PART II OTHER INFORMATION

     Item 4  Submission of Matters to a Vote of Security Holders. . . . 11

     Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 11


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

<PAGE-2>

Balance-Sheets
                        CONSOLIDATED BALANCE SHEETS
                 GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                 (in thousands, except per share amounts)
                                (unaudited)

                                             December 31,     March 31,
                                                 1995           1996
                                            -------------    -----------
ASSETS
  Cash and cash equivalents                    $  41,086      $  34,163
  Accounts receivable, less allowance for
    doubtful accounts of $1,564 (1995)
    and $1,582 (1996)                            101,138         96,184
  Inventories                                     84,686         88,792
  Other current assets                            26,574         37,543
                                               ----------     ----------
      Total current assets                       253,484        256,682

  Property, plant and equipment, net             123,864        131,818
  Insurance Subsidiary's investments             110,058        106,331
  Cost in excess of net assets acquired,
    net of accumulated amortization of $8,752
    (1995) and $9,064 (1996)                      41,243         40,931
  Trademark, net of accumulated amortization
    of $2,450 (1995) and $2,537 (1996)            10,996         10,909
  Other assets                                    30,960         36,083


















                                               ----------     ----------
Total Assets                                   $ 570,605      $ 582,754
                                               ==========     ==========

<PAGE-3>

Balance-Sheets--Continued
                  CONSOLIDATED BALANCE SHEETS--CONTINUED
                 GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                 (in thousands, except per share amounts)
                                (unaudited)

                                             December 31,     March 31,
                                                 1995           1996
                                             ------------   -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                             $  71,989      $  62,236
  Notes payable                                    3,133            ---
  Income taxes payable                             9,305         13,926
  Accrued compensation                            18,490         15,700
  Accrued interest                                11,049          5,087
  Customer deposits                               14,315         16,427
  Other accrued liabilities                       43,390         39,312
  Current portion of long-term debt               16,260         18,958
                                               ----------     ----------
      Total current liabilities                  187,931        171,646
  Long-term debt, excluding current portion      276,918        287,289
  Insurance Subsidiary's unpaid losses and
    loss adjustment expenses                      78,151         78,975
  Unearned insurance premiums                     12,545         25,753
  Deferred income taxes                            1,675          1,935
  Postretirement benefits other than pensions     52,766         53,208
  Other noncurrent liabilities                    46,930         44,635
  Minority interest                                1,748          2,108
                                               ----------     ----------
      Total liabilities                          658,664        665,549
  Shareholders' deficit:
    Common stock, par value $1.00:
      Authorized 3,000 shares
      Outstanding 1,000 (1995) 1,001.042
        (1996) shares                                  1              1
    Additional paid-in capital                    14,999         15,024
    Retained earnings                             23,128         29,774
    Unrealized appreciation on Insurance
      Subsidiary's investments in certain
      debt and equity securities                   2,186            779
    Amount paid in excess of Motors'
      net assets                                (128,373)      (128,373)
                                               ----------     ----------
  Total shareholders' deficit                    (88,059)       (82,795)
                                               ----------     ----------
Total Liabilities and
  Shareholders' Deficit                        $ 570,605      $ 582,754
                                               ==========     ==========

See notes to consolidated financial statements.

<PAGE-4>

Statements of Operations--3 Months
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                 (in thousands, except per share amounts)
                                (unaudited)

                                              Three Months Ended March 31,
                                                  1995           1996
                                               ----------     ----------
Revenues                                       $ 322,393      $ 265,547
Cost of revenues                                (276,531)      (229,135)
                                               ----------     ----------
Gross profit                                      45,862         36,412

Selling, general and administrative expense      (23,376)       (22,377)
                                               ----------     ----------
Operating profit                                  22,486         14,035

Interest expense                                 (10,464)        (9,424)
Interest income                                    2,277          2,156
Other income, net                                    712            909
Special credit--Note F                               ---          4,300
                                               ----------     ----------
Income before minority equity and
  income taxes                                    15,011         11,976
Minority equity                                     (413)          (360)
                                               ----------     ----------
Income before income taxes                        14,598         11,616
Income tax expense                                (6,305)        (4,970)
                                               ----------     ----------

Net income                                     $   8,293      $   6,646
                                               ==========     ==========

Weighted average number of shares used in
  per share computations                           1,000          1,001
                                               ==========     ==========

Net income per share                           $   8,293      $   6,639
                                               ==========     ==========


See notes to consolidated financial statements.

<PAGE-5>

Statements of Cash Flows
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                              (in thousands)
                                (unaudited)


                                              Three Months Ended March 31,
                                                  1995           1996
                                               ----------     ----------
Cash flows from operating activities:
  Net income                                   $   8,293      $   6,646
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                5,398          4,899
      Deferred income tax benefit                 (3,055)           ---
      Amortization of cost in excess of
        net assets acquired                          312            312
      Amortization of debt discount                  439            240
      Gain on sale of property, plant
        and equipment                               (182)          (155)
      Investment gains                               (80)          (679)
      Increase in minority equity                    413            360
      Other noncash charges                        4,068          1,475
      Changes in operating assets and
        liabilities:
          Accounts receivable                    (17,147)         4,903
          Inventories                             (9,716)        (4,106)
          Other assets                            (6,261)       (15,303)
          Accounts payable                        13,554         (9,753)
          Income taxes                             5,375          4,618
          Unpaid losses and loss adjustment
            expenses                               1,636            824
          Unearned insurance premiums              6,162         13,208
          Postretirement benefits other
            than pensions                            299            442
          Other liabilities                       (9,405)       (14,112)
                                               ----------     ----------
Net cash flow provided by (used in)
  operating activities                               103         (6,181)


<PAGE-6>

Statements of Cash Flows--Continued
             CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                 GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                              (in thousands)
                                (unaudited)


                                             Three Months Ended March 31,
                                                  1995           1996
                                               ----------     ----------
Cash flows from investing activities:
  Purchases of property, plant and equipment   $ (13,370)     $ (12,979)
  Proceeds from disposal of property, plant
    and equipment and other productive assets        352            281
  Purchase of investments available for sale      (7,697)        (7,511)
  Purchases of investments held to maturity          ---              5
  Proceeds from sale of investments available
    for sale                                       4,411          5,298
  Proceeds from maturity and redemption of
    investments held to maturity                   5,054          4,450
                                               ----------     ----------
Net cash flow used in investing activities       (11,250)       (10,456)

Cash flows from financing activities:
  Proceeds from borrowings                        90,822         20,172
  Repayments of borrowings                       (74,996)       (10,476)
  Proceeds from issuance of common stock             ---             18
                                               ----------     ----------
Net cash flow provided by financing
  activities                                      15,826          9,714
                                               ----------     ----------
Increase (decrease) in cash and cash
  equivalents                                      4,679         (6,923)

Beginning cash and cash equivalents               34,875         41,086
                                               ----------     ----------
Ending cash and cash equivalents               $  39,554      $  34,163
                                               ==========     ==========


See notes to consolidated financial statements.

<PAGE-7>
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                              MARCH 31, 1996
                                (unaudited)


NOTE A--BASIS OF PRESENTATION

   The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In Management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Great Dane Holdings Inc. and its subsidiaries, including Great Dane Trailers, Inc. ("Great Dane") and Checker Motors Corporation ("Motors") and Motors' wholly-owned subsidiaries, including American Country Insurance Company ("Insurance Subsidiary").

NOTE C-INVENTORIES

   Inventories are summarized below (dollars in thousands):

                                              December 31,    March 31,
                                                 1995           1996
                                              ------------  ------------
   Raw materials and supplies                  $  53,097      $  53,165
   Work-in-process                                10,501         11,670
   Finished goods                                 21,088         23,957
                                               ----------     ----------
                                               $  84,686      $  88,792
                                               ==========     ==========

NOTE D--INCOME TAXES

   The Company's estimated effective tax rate differs from the statutory rate because of state income taxes as well as the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

NOTE E--STOCK ISSUANCE

   On January 4, 1996, 1.042 shares of common stock were issued to an executive officer of the Company in connection with an agreement between this executive officer and the Company.

<PAGE-8>
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                 GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                (unaudited)


NOTE F--SPECIAL CREDIT

   On February 8, 1989, the Boeing Company ("Boeing") filed a lawsuit naming the Company, together with three prior subsidiaries of the Company, as defendants in Case No. CV89-119MA, United States District Court for the District of Oregon. On December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company agreed to pay Boeing $12.5 million over the course of five years, $5 million of which had been committed by certain insurance companies in the form of cash or irrevocable letter of credit as of that date. Accordingly, a $7.5 million special charge was recorded in 1993 to provide for the cost associated with this legal proceeding.

   Since the date of the settlement with Boeing, and as a result of agreements negotiated with insurance companies, the total cost to the Company related to the Boeing lawsuit has decreased to $3.2 million. The lower cost principally related to an insurance settlement negotiated in the quarter ended March 31, 1996. Accordingly, a special credit of $4.3 million was recorded in the quarter ended March 31, 1996, relating to the finalization of insurance settlements.

<PAGE-9>
                                  ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Available cash and cash equivalents, cash flow generated from (used in) operations ($0.1 million and $(6.2) million for the three months ended March 31, 1995 and 1996, respectively) and proceeds from borrowings have provided sufficient liquidity and capital resources for the Company to conduct its operations during the first three months of 1995 and 1996.

     The Company is a holding company and is, therefore, dependent on cash flow from its operating subsidiaries in order to meet its obligations. The Company's operating subsidiaries are required, pursuant to financing agreements with third parties, to meet certain covenants, which may have the effect of limiting cash available to the Company. Further, the payment of dividends by the Insurance Subsidiary is currently subject to the notification, reporting and disapproval requirements of the Insurance Code of the State of Illinois Department of Insurance. The operating subsidiaries' plans indicate that sufficient funds are anticipated to be available to the Company to meet its short-term obligations.

RESULTS OF OPERATIONS

                     Three Months Ended March 31, 1996
               Compared to Three Months Ended March 31, 1995
             -------------------------------------------------

     Revenues decreased $56.8 million during the three months ended March 31, 1996, as compared to the same period in 1995. The lower revenues are principally attributed to lower Trailer Manufacturing revenues ($67.1 million) primarily associated with lower volume in trailer sales. The volume decline represents the effect of weakened demand for the movement of freight resulting in decreased sales of truck trailers. Automotive Products revenues increased $8.9 million during the three months ended March 31, 1996, as compared to the same period in 1995. Increased revenues for the segment associated with the production of tooling for certain customers, partially offset by lower production of certain contract parts due partly to a strike at its major customer, accounted for the increased revenues.

     The Company's operating profit decreased $8.5 million in the 1996 period compared to the 1995 period. This decrease is attributed to a decrease of Trailer Manufacturing operating profits ($7.0 million) which is principally due to lower volume of trailer sales indicated above and slightly lower margins. The volume decline represents the effect of weakened demand for the movement of freight resulting in decreased sales of truck trailers. The margins were impacted by certain raw material price increases. The Automotive Products operating profits decreased ($0.8 million) primarily due to the mix of sales and a strike at its major customer, as well as certain raw material price in-creases. The profit margins on tooling programs are lower than margins on contract parts production.

<PAGE-10>
                                  ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                 GREAT DANE HOLDINGS INC. AND SUBSIDIARIES



     On February 8, 1989, the Boeing Company ("Boeing") filed a lawsuit naming the Company, together with three prior subsidiaries of the Company, as defendants in Case No. CV89-119MA, United States District Court for the District of Oregon. On December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company agreed to pay Boeing $12.5 million over the course of five years, $5 million of which had been committed by certain insurance companies in the form of cash or irrevocable letter of credit as of that date. Accordingly, a $7.5 million special charge was recorded in 1993 to provide for the cost associated with this legal proceeding.

     Since the date of the settlement with Boeing, and as a result of agreements negotiated with insurance companies, the total cost to the Company related to the Boeing lawsuit has decreased to $3.2 million. The lower cost principally related to an insurance settlement negotiated in the quarter ended March 31, 1996. Accordingly, a special credit of $4.3 million was recorded in the quarter ended March 31, 1996, relating to the finalization of insurance settlements.

     During the quarters ended March 31, 1996 and 1995, a $0.4 million charge was recorded to reflect minority equity in South Charleston Stamping & Manufacturing Company ("SCSM"), a subsidiary of Checker.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes and the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

     Net income was $6.6 million for the three months ended March 31, 1996, as compared to $8.3 million for the comparable period in 1995. The decline in net income is attributed to the reasons mentioned above.

<PAGE-11>
                                  PART II
                             OTHER INFORMATION
                 GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


Item 4:  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

    By unanimous written consent dated January 16, 1996, the stockholders re-elected David R. Markin, Martin L. Solomon, Allan R. Tessler and Wilmer J. Thomas, Jr., to serve as directors.

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
          --------

         10.1 Amendment, dated as of March 31, 1996, to the Employment Agreement dated as of January 1, 1994, between Great Dane Holdings Inc. and David R. Markin.

         10.2 Third Amendment, dated as of March 31, 1996, to the Amended and Restated Employment Agreement dated as of November 1, 1985, between Checker Motors Corporation and David R. Markin.

         27.1  Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------

         None

<PAGE-12>
                 GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


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


Date:  May 8, 1996