Form 10-Q
period 1996-06-30
GREAT DANE HOLDINGS INC
filed 1996-08-09
CIK 51200

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended          June 30, 1996
                     ---------------------------------

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

There were 1,002.083 shares of Registrant's only class of common stock outstanding as of August 9, 1996.

<PAGE-1>
                                      INDEX

                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES



                                                                Page Number
                                                                -----------

PART I      FINANCIAL INFORMATION

    Item 1  Consolidated Financial Statements (Unaudited):

            Consolidated Balance Sheets at December 31, 1995
            and June 30, 1996. . . . . . . . . . . . . . . . . . . . 2-3

            Consolidated Statements of Operations for
            the Three Months Ended June 30, 1995 and
            June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . 4

            Consolidated Statements of Operations for
            the Six Months Ended June 30, 1995 and
            June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . 5

            Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 1995 and
            June 30, 1996. . . . . . . . . . . . . . . . . . . . . . 6-7

            Notes to Consolidated Financial Statements . . . . . . . 8-9

    Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . 10-12


PART II     OTHER INFORMATION

    Item 5  Other Information  . . . . . . . . . . . . . . . . . . . .13

    Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .13


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

<PAGE-2>

Balance-Sheets
                           CONSOLIDATED BALANCE SHEETS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                    (in thousands, except per share amounts)
                                   (unaudited)

                                               December 31,       June 30,
                                                   1995             1996
                                              -------------      -----------
ASSETS
  Cash and cash equivalents                      $  41,086        $  31,615
  Accounts receivable, less allowance for
    doubtful accounts of $1,564 (1995)
    $1,598 (1996)                                  101,138          112,987
  Inventories                                       84,686           80,924
  Other current assets                              26,574           37,102
                                                 ----------       ----------
      Total current assets                         253,484          262,628

  Property, plant and equipment, net               123,864          133,129
  Insurance Subsidiary's investments               110,058          111,233
  Cost in excess of net assets acquired,
    net of accumulated amortization of $8,752
    (1995) and $9,377 (1996)                        41,243           40,618
  Trademark, net of accumulated amortization
    of $2,450 (1995) and $2,625 (1996)              10,996           10,821
  Other assets                                      30,960           35,485


















                                                 ----------       ----------
Total Assets                                     $ 570,605        $ 593,914
                                                 ==========       ==========

<PAGE-3>

Balance-Sheets--Continued
                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                    (in thousands, except per share amounts)
                                   (unaudited)

                                               December 31,       June 30,
                                                   1995             1996
                                               ------------     -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Accounts payable                               $  71,989        $  75,235
  Notes payable                                      3,133              ---
  Income taxes payable                               9,305            9,126
  Accrued compensation                              18,490           17,382
  Accrued interest                                  11,049           10,875
  Customer deposits                                 14,315            1,149
  Other accrued liabilities                         43,390           54,554
  Current portion of long-term debt                 16,260           19,137
                                                 ----------       ----------
      Total current liabilities                    187,931          187,458
  Long-term debt, excluding current portion        276,918          273,759
  Insurance Subsidiary's unpaid losses and
    loss adjustment expenses                        78,151           80,261
  Unearned insurance premiums                       12,545           23,249
  Deferred income taxes                              1,675            2,393
  Postretirement benefits other than pensions       52,766           53,474
  Other noncurrent liabilities                      46,930           45,546
  Minority interest                                  1,748            2,655
                                                 ----------       ----------
      Total liabilities                            658,664          668,795
  Shareholders' deficit:
    Common stock, par value $1.00:
      Authorized 3,000 shares
      Outstanding 1,000 (1995) 1,002.083
        (1996) shares                                    1                1
    Additional paid-in capital                      14,999           15,044
    Retained earnings                               23,128           38,106
    Unrealized appreciation on Insurance
      Subsidiary's investments in certain
      debt and equity securities                     2,186              341
    Amount paid in excess of Motors'
      net assets                                  (128,373)        (128,373)
                                                 ----------       ----------
  Total shareholders' deficit                      (88,059)         (74,881)
                                                 ----------       ----------
Total Liabilities and
  Shareholders' Deficit                          $ 570,605        $ 593,914
                                                 ==========       ==========

See notes to consolidated financial statements.

<PAGE-4>

Statements of Operations--3 Months
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                    (in thousands, except per share amounts)
                                   (unaudited)


                                               Three Months Ended June 30,
                                                1995                1996
                                             ----------          ----------
Revenues                                     $ 329,527           $ 270,016
Cost of revenues                              (281,379)           (231,212)
                                             ----------          ----------
Gross profit                                    48,148              38,804

Selling, general and administrative expense    (22,982)            (21,650)
                                             ----------          ----------
Operating profit                                25,166              17,154

Interest expense                               (10,840)             (9,294)
Interest income                                  2,275               2,223
Other income, net                                  474               3,128
                                             ----------          ----------
Income before minority equity and
  income taxes                                  17,075              13,211
Minority equity                                   (329)               (547)
                                             ----------          ----------
Income before income taxes                      16,746              12,664
Income tax expense                              (7,171)             (4,332)
                                             ----------          ----------

Net income                                   $   9,575           $   8,332
                                             ==========          ==========

Weighted average number of shares used in
  per share computations                         1,000               1,002
                                             ==========          ==========

Net income per share                         $   9,575           $   8,315
                                             ==========          ==========


See notes to consolidated financial statements.

<PAGE-5>

Statements of Operations--6 Months
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                   (unaudited)


                                                Six Months Ended June 30,
                                                1995                1996
                                             ----------          ----------
Revenues                                     $ 651,920           $ 535,563
Cost of revenues                              (557,910)           (460,347)
                                             ----------          ----------
Gross profit                                    94,010              75,216

Selling, general and administrative expense    (46,358)            (44,027)
                                             ----------          ----------
Operating profit                                47,652              31,189

Interest expense                               (21,304)            (18,718)
Interest income                                  4,552               4,379
Other income, net                                1,186               4,037
Special Credit--Note F                             ---               4,300
                                             ----------          ----------
Income before minority equity and
  income taxes                                  32,086              25,187
Minority equity                                   (742)               (907)
                                             ----------          ----------
Income before income taxes                      31,344              24,280
Income tax expense                             (13,476)             (9,302)
                                             ----------          ----------

Net income                                   $  17,868           $  14,978
                                             ==========          ==========

Weighted average number of shares used in
  per share computations                         1,000               1,002
                                             ==========          ==========

Net income per share                         $  17,868           $  14,948
                                             ==========          ==========


See notes to consolidated financial statements.

<PAGE-6>

Statements of Cash Flows
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (unaudited)


                                                 Six Months Ended June 30,
                                                  1995              1996
                                               ----------        ----------
Cash flows from operating activities:
  Net income                                   $  17,868         $  14,978
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization               11,122             9,883
      Deferred income tax benefit                 (1,604)             (503)
      Amortization of cost in excess of
        net assets acquired                          625               625
      Amortization of debt discount                  893               479
      Gain on sale of property, plant
        and equipment                               (335)             (215)
      Investment gains                              (116)             (665)
      Increase in minority equity                    742               907
      Other noncash charges                        5,760             4,258
      Changes in operating assets and
        liabilities:
          Accounts receivable                    (43,540)          (11,952)
          Inventories                            (19,069)            3,762
          Insurance Subsidiary's reinsurance
             receivable                              (68)              114
          Other assets                            (4,128)          (13,335)
          Accounts payable                        18,683             3,246
          Income taxes                            (2,766)             (182)
          Unpaid losses and loss adjustment
            expenses                               3,583             2,110
          Unearned insurance premiums              5,187            10,704
          Postretirement benefits other
            than pensions                            724               708
          Other liabilities                       (3,212)           (8,253)
                                               ----------        ----------
Net cash flow provided by (used in)
  operating activities                            (9,651)           16,669


<PAGE-7>

Statements of Cash Flows--Continued
                CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (unaudited)


                                                 Six Months Ended June 30,
                                                  1995              1996
                                               ----------        ----------
Cash flows from investing activities:
  Purchases of property, plant and equipment   $ (24,656)        $ (19,424)
  Proceeds from disposal of property, plant
    and equipment and other productive assets        656               491
  Purchase of investments available for sale     (14,592)          (19,249)
  Purchases of investments held to maturity         (336)              --
  Proceeds from sale of investments available
    for sale                                       5,474            10,268
  Proceeds from maturity and redemption of
    investments held to maturity                   6,901             5,622
  Other                                               69                11
                                               ----------        ----------
Net cash flow used in investing activities       (26,484)          (22,281)

Cash flows from financing activities:
  Proceeds from borrowings                       119,694            21,407
  Repayments of borrowings                       (78,543)          (25,301)
  Proceeds from issuance of common stock             ---                35
                                               ----------        ----------
Net cash flow provided by (used in)
  financing activities                            41,151            (3,859)
                                               ----------        ----------
Increase (decrease) in cash and cash
  equivalents                                      5,016            (9,471)

Beginning cash and cash equivalents               34,874            41,086
                                               ----------        ----------
Ending cash and cash equivalents               $  39,890         $  31,615
                                               ==========        ==========


See notes to consolidated financial statements.

<PAGE-8>
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                  JUNE 30, 1996
                                   (unaudited)


NOTE A--BASIS OF PRESENTATION

   The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In Management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Great Dane Holdings Inc. and its subsidiaries, including Great Dane Trailers, Inc. (Great Dane) and Checker Motors Corporation ("Motors") and Motors' wholly-owned subsidiaries, including American Country Insurance Company ("Insurance Subsidiary").

NOTE C-INVENTORIES

   Inventories are summarized below (dollars in thousands):

                                         December 31,       June 30,
                                             1995             1996
                                        --------------   --------------
   Raw materials and supplies             $  53,097        $  51,666
   Work-in-process                           10,501            8,054
   Finished goods                            21,088           21,204
                                          ----------       ----------
                                          $  84,686        $  80,924
                                          ==========       ==========

NOTE D--INCOME TAXES

   The Company's estimated effective tax rate differs from the statutory rate because of state income taxes as well as the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

   During the quarter ended June 30, 1996, the income tax rate used to calculate income taxes was changed. The change was the result of, among other things, the impact of certain tax strategies on state income taxes. The change in rate had the effect of increasing net income by $1.1 million ($1,131 per share).

<PAGE-9>
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                   (unaudited)


NOTE E--STOCK ISSUANCE

   1.042 shares of common stock were issued on each of April 2, 1996, and January 4, 1996, to an executive officer of the Company in connection with an agreement between this executive officer and the Company.

NOTE F--SPECIAL CREDIT

   On February 8, 1989, the Boeing Company ("Boeing") filed a lawsuit naming the Company, together with three prior subsidiaries of the Company, as defendants in Case No. CV89-119MA, United States District Court for the District of Oregon. On December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company agreed to pay Boeing $12.5 million over the course of five years, $5 million of which had been committed by certain insurance companies in the form of cash or an irrevocable letter of credit as of that date. Accordingly, a $7.5 million special charge was recorded in 1993 to provide for the cost associated with this legal proceeding.

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

NOTE G--SUBSEQUENT EVENT

   On July 3, 1996, Motors executed an agreement to purchase the balance of the common stock of South Charleston Stamping & Manufacturing Company ("SCSM") from the minority interest holder for $5.5 million, $1 million of which was paid upon the signing of the agreement. In connection with the purchase, Motors also executed a $4.5 million promissory note payable in four payments over the next ten months with interest at 10% per annum.

<PAGE-10>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Available cash and cash equivalents, cash flow generated from (used in) operations ($(9.7) million and $16.7 million for the six months ended June 30, 1995 and 1996, respectively) and proceeds from borrowings have provided sufficient liquidity and capital resources for the Company to conduct its operations during the first six months of 1995 and 1996.

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

    Certain efforts have been made over the past several years to restructure the Company. As a result of these efforts, subsidiary debt was restructured and certain of the 12-3/4% Senior Debentures and the 14-1/2% Subordinated Discount Debentures were repurchased. However, the Company has been unsuccessful in completing an overall comprehensive restructuring. Management of the Company continually reassesses the financial condition and prospects of the Company.
As a result of this reassessment, the Company has retained an investment banking organization to act as its exclusive financial advisor to consider certain strategic alternatives, including the merger, recapitalization or potential sale of the entire company or one or more of its subsidiaries.

RESULTS OF OPERATIONS

                        Three Months Ended June 30, 1996
                  Compared to Three Months Ended June 30, 1995
                -------------------------------------------------

     Revenues decreased $59.5 million during the three months ended June 30, 1996, as compared to the same period in 1995. The lower revenues are principally attributed to lower Trailer Manufacturing revenues ($73.4 million) primarily associated with lower volume in trailer sales. The volume decline represents the effect of weakened demand for the movement of freight resulting in decreased sales of truck trailers. Automotive Products revenues increased $11.9 million during the three months ended June 30, 1996, as compared to the same period in 1995. Revenues associated with the production of tooling for certain customers accounted for the increased revenues for the segment.

     The Company's operating profit decreased $8.0 million in the 1996 period compared to the 1995 period. This decrease is attributed to a decrease of Trailer Manufacturing operating profits ($9.5 million) which is principally due to lower volume of trailer sales indicated above and slightly lower margins. The volume decline represents the effect of weakened demand for the movement of freight resulting in decreased sales of truck trailers. The margins were impacted by certain raw material price increases. The Automotive Products

<PAGE-11>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


operating profits increased $0.7 million, primarily due to the mix of sales and the increase in revenues.

     During the quarter ended June 30, 1996, the Company recorded $2.9 million of other income related to a nonrecurring refund.

     During the quarters ended June 30, 1996 and 1995, $0.5 and $0.3 million charges, respectively, were recorded to reflect minority equity in SCSM, a subsidiary of Motors. On July 3, 1996, Motors executed an agreement to purchase the entire minority interest in SCSM for $5.5 million in cash and notes.

     Income tax expense is lower for financial statement purposes than would be computed if the statutory rate were used. During the quarter ended June 30, 1996, the income tax rate used to calculate income taxes was changed. The change was the result of, among other things, the impact of certain tax strategies on state income taxes. The change in rate had the effect of increasing net income by $1.1 million ($1,131 per share).

     Net income was $8.3 million for the three months ended June 30, 1996, as compared to $9.6 million for the comparable period in 1995. The decline in net income is attributed to the reasons mentioned above.

                         Six Months Ended June 30, 1996
                   Compared to Six Months Ended June 30, 1995
                -------------------------------------------------

     Revenues decreased $116.4 million during the six months ended June 30, 1996, as compared to the same period in 1995. The lower revenues are principally attributed to lower Trailer Manufacturing revenues ($140.5 million) primarily associated with lower volume in trailer sales. The volume decline represents the effect of weakened demand for the movement of freight resulting in decreased sales of truck trailers. Automotive Products revenues increased $20.8 million during the six months ended June 30, 1996, as compared to the same period in 1995. Revenues associated with the production of tooling for certain customers accounted for the increased revenues for the segment.

     The Company's operating profit decreased $16.5 million in the 1996 period compared to the 1995 period. This decrease is attributed to a decrease of Trailer Manufacturing operating profits ($16.5 million) which is principally due to lower volume of trailer sales indicated above and slightly lower mar-gins. The volume decline represents the effect of weakened demand for the movement of freight resulting in decreased sales of truck trailers. The margins were impacted by certain raw material price increases. The Automotive Products operating profits decreased ($0.1 million) primarily due to the mix of sales, as well as certain raw material price increases. The profit margins on tooling programs are lower than margins on contract parts production.

<PAGE-12>
                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES




     On February 8, 1989, the Boeing Company ("Boeing") filed a lawsuit naming the Company, together with three prior subsidiaries of the Company, as defendants in Case No. CV89-119MA, United States District Court for the District of Oregon. On December 22, 1993, the Company entered into a settlement with Boeing, settling all claims asserted by Boeing in the lawsuit. Pursuant to the settlement terms, the Company agreed to pay Boeing $12.5 million over the course of five years, $5 million of which had been committed by certain insurance companies in the form of cash or irrevocable letter of credit as of that date. Accordingly, a $7.5 million charge was recorded in 1993 to provide for the cost associated with this legal proceeding.

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

     During the six months ended June 30, 1996 and 1995, a $0.9 million and $0.7 million charge, respectively, was recorded to reflect minority equity in South Charleston Stamping & Manufacturing Company ("SCSM"), a subsidiary of Motors.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes and the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes. During the quarter ended June 30, 1996, the income tax rate used to calculate income taxes was changed. The change was the result of, among other things, the impact of certain tax strategies on state income taxes. The change in rate had the effect of increasing net income by $1.1 million ($1,131 per share).

     Net income was $15.0 million for the six months ended June 30, 1996, as compared to $17.9 million for the comparable period in 1995. The decline in net income is attributed to the reasons mentioned above.

<PAGE-13>
                                     PART II
                                OTHER INFORMATION
                    GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


Item 5:   Other Information

     The Company has retained the firm of Berenson Minella & Company as its exclusive financial advisor to consider certain strategic alternatives, including the merger,recapitalization or potential sale of the entire company or one or more of its subsidiaries.

Item 6:   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits
          --------

          10.1 - Employment Agreement, dated May 25, 1993, between American Country Insurance Company and Edwin W. Elder III, as amended by amendments dated June 7, 1995 and April 15, 1996.

          10.2 - Employment Agreement, commencing as of August 1, 1996, between CMC Kalamazoo Inc. and Larry D. Temple.

          10.3 - Employment Agreement, dated as of August 1, 1996, between South Charleston Stamping & Manufacturing Company and John T. Wise.

          10.4 - Stock Purchase Agreement, dated as of June 28, 1996, by and between Checker Motors Corporation and the Trustees under the ELIC Trust (the "Trustees").

          10.5 - Guaranty, dated as of July 3, 1996 by South Charleston Stamping & Manufacturing Company in favor of the Trustees.

          10.6 - Third Amendment, dated as of June 5, 1996 among Checker Motors Corporation, Yellow Cab Company, Chicago AutoWerks, Inc., CMC Kalamazoo Inc., South Charleston Stamping & Manufacturing Company, the Lenders named therein and NBD Bank, as Agent.

          27.1 - Financial Data Schedule

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


Date:  August 9, 1996