Form 10-Q
period 1996-09-30
GREAT DANE HOLDINGS INC
filed 1996-11-12
CIK 51200

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended        September 30, 1996
                     ---------------------------------

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

There were 1,002.083 shares of Registrant's only class of common stock outstanding as of November 12, 1996.

<PAGE-1>
                                     INDEX

                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES



                                                                   Page Number
                                                                   -----------

PART I     FINANCIAL INFORMATION

   Item 1  Consolidated Financial Statements (Unaudited):

           Consolidated Balance Sheets at December 31, 1995
           and September 30, 1996. . . . . . . . . . . . . . . . . . . . 2-3

           Consolidated Statements of Operations for
           the Three Months Ended September 30, 1995 and
           September 30, 1996. . . . . . . . . . . . . . . . . . . . . . . 4

           Consolidated Statements of Operations for
           the Nine Months Ended September 30, 1995 and
           September 30, 1996. . . . . . . . . . . . . . . . . . . . . . . 5

           Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 1995 and
           September 30, 1996. . . . . . . . . . . . . . . . . . . . . . 6-7

           Notes to Consolidated Financial Statements. . . . . . . . . . 8-9

   Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . 10-12


PART II    OTHER INFORMATION

   Item 4  Submission of Matters to a Vote of Security-Holders . . . . . .13

   Item 5  Other Information . . . . . . . . . . . . . . . . . . . . . . .13

   Item 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .14


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

<PAGE-2>

Balance-Sheets
                          CONSOLIDATED BALANCE SHEETS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                  (unaudited)

                                              December 31,     September 30,
                                                  1995             1996
                                             -------------    -------------
ASSETS
 Cash and cash equivalents                      $  41,086        $  17,147
 Accounts receivable, less allowance for
   doubtful accounts of $1,564 (1995)
   $2,181 (1996)                                  101,138          122,768
 Inventories                                       84,686           81,071
 Other current assets                              26,574           30,139
                                                ----------       ----------
     Total current assets                         253,484          251,125

 Property, plant and equipment, net               123,864          131,767
 Equipment leased to others, net of accumulated
   depreciation of $523--Note D                       ---           13,076
 Insurance Subsidiary's investments               110,058          110,429
 Cost in excess of net assets acquired,
   net of accumulated amortization of $8,752
   (1995) and $9,689 (1996)                        41,243           40,306
 Trademark, net of accumulated amortization
   of $2,450 (1995) and $2,712 (1996)              10,996           10,734
 Other assets                                      30,960           43,575
















                                                ----------       ----------
Total Assets                                    $ 570,605        $ 601,012
                                                ==========       ==========

<PAGE-3>

Balance-Sheets--Continued
                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                  (unaudited)

                                              December 31,     September 30,
                                                  1995             1996
                                              ------------     -------------
LIABILITIES AND SHAREHOLDERS' DEFICIT:
 Accounts payable                               $  71,989        $  75,619
 Notes payable                                      3,133            5,000
 Income taxes payable                               9,305            8,575
 Accrued compensation                              18,490           17,536
 Accrued interest                                  11,049            5,018
 Customer deposits                                 14,315              824
 Other accrued liabilities                         43,390           49,569
 Current portion of long-term debt                 16,260           19,339
                                                ----------       ----------
     Total current liabilities                    187,931          181,480
 Long-term debt, excluding current portion        276,918          276,529
 Insurance Subsidiary's unpaid losses and
   loss adjustment expenses                        78,151           84,128
 Unearned insurance premiums                       12,545           18,875
 Deferred income taxes                              1,675            1,144
 Postretirement benefits other than pensions       52,766           53,914
 Other noncurrent liabilities                      46,930           54,560
 Minority interest                                  1,748              ---
                                                ----------       ----------
     Total liabilities                            658,664          670,630
 Shareholders' deficit:
   Common stock, par value $1.00:
     Authorized 3,000 shares
     Outstanding 1,000 (1995) 1,002.083
       (1996) shares                                    1                1
   Additional paid-in capital                      14,999           15,044
   Retained earnings                               23,128           43,479
   Unrealized appreciation on Insurance
     Subsidiary's investments in certain
     debt and equity securities                     2,186              231
   Amount paid in excess of Motors'
     net assets                                  (128,373)        (128,373)
                                                ----------       ----------
 Total shareholders' deficit                      (88,059)         (69,618)
                                                ----------       ----------
Total Liabilities and
 Shareholders' Deficit                          $ 570,605        $ 601,012
                                                ==========       ==========

See notes to consolidated financial statements.

<PAGE-4>

Statements of Operations--3 Months
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                    (in thousands, except per share amounts)
                                  (unaudited)


                                           Three Months Ended September 30,
                                               1995                1996
                                            ----------          ----------
Revenues                                    $ 295,799           $ 244,193
Cost of revenues                             (252,851)           (206,312)
                                            ----------          ----------
Gross profit                                   42,948              37,881

Selling, general and administrative expense   (22,576)            (22,834)
                                            ----------          ----------
Operating profit                               20,372              15,047

Interest expense                              (11,036)             (9,291)
Interest income                                 2,112               2,663
Other income, net                                 572                 136
                                            ----------          ----------
Income before minority equity and
 income taxes                                  12,020               8,555
Minority equity                                  (274)                ---
                                            ----------          ----------
Income before income taxes                     11,746               8,555
Income tax expense                             (5,050)             (3,182)
                                            ----------          ----------

Net income                                  $   6,696           $   5,373
                                            ==========          ==========

Weighted average number of shares used in
 per share computations                         1,000               1,002
                                            ==========          ==========

Net income per share                        $   6,696           $   5,362
                                            ==========          ==========


See notes to consolidated financial statements.

<PAGE-5>

Statements of Operations--9 Months
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
               (in thousands, except share and per share amounts)
                                  (unaudited)


                                            Nine Months Ended September 30,
                                               1995                1996
                                            ----------          ----------
Revenues                                    $ 947,719           $ 779,756
Cost of revenues                             (810,761)           (666,659)
                                            ----------          ----------
Gross profit                                  136,958             113,097

Selling, general and administrative expense   (68,934)            (66,861)
                                            ----------          ----------
Operating profit                               68,024              46,236

Interest expense                              (32,340)            (28,009)
Interest income                                 6,664               7,042
Other income, net                               1,758               4,173
Special Credit--Note G                            ---               4,300
                                            ----------          ----------
Income before minority equity and
 income taxes                                  44,106              33,742
Minority equity                                (1,016)               (907)
                                            ----------          ----------
Income before income taxes                     43,090              32,835
Income tax expense                            (18,526)            (12,484)
                                            ----------          ----------

Net income                                  $  24,564           $  20,351
                                            ==========          ==========

Weighted average number of shares used in
 per share computations                         1,000               1,002
                                            ==========          ==========

Net income per share                        $  24,564           $  20,310
                                            ==========          ==========


See notes to consolidated financial statements.

<PAGE-6>

Statements of Cash Flows
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 (in thousands)
                                  (unaudited)


                                             Nine Months Ended September 30,
                                                 1995              1996
                                              ----------        ----------
Cash flows from operating activities:
 Net income                                   $  24,564         $  20,351
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization               16,957            15,549
     Deferred income tax benefit                 (2,205)             (675)
     Amortization of cost in excess of
       net assets acquired                          937               937
     Amortization of debt discount                1,365               742
     Gain on sale of property, plant
       and equipment                               (416)             (243)
     Investment gains                              (182)             (346)
     Increase in minority equity                  1,016               907
     Other noncash charges                        7,873             9,909
     Changes in operating assets and
       liabilities:
         Accounts receivable                    (14,874)          (22,368)
         Inventories                            (29,852)            3,615
         Insurance Subsidiary's reinsurance
            receivable                             (541)           (3,085)
         Equipment leased to others                 ---           (13,599)
         Other assets                           (12,290)          (12,497)
         Accounts payable                         6,107             3,630
         Income taxes                            (3,564)             (733)
         Unpaid losses and loss adjustment
           expenses                               6,847             5,977
         Unearned insurance premiums              3,139             6,330
         Postretirement benefits other
           than pensions                          1,245             1,148
         Other liabilities                       (8,887)          (12,119)
                                              ----------        ----------
Net cash flow provided by (used in)
 operating activities                            (2,761)            3,430


<PAGE-7>

Statements of Cash Flows--Continued
                CONSOLIDATED STATEMENTS OF CASH FLOWS--CONTINUED
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                                 (in thousands)
                                  (unaudited)


                                             Nine Months Ended September 30,
                                                 1995              1996
                                              ----------        ----------
Cash flows from investing activities:
 Purchases of property, plant and equipment   $ (29,871)        $ (23,505)
 Proceeds from disposal of property, plant
   and equipment and other productive assets        921               819
 Purchase of investments available for sale     (21,778)          (21,942)
 Purchases of investments held to maturity         (582)              ---
 Proceeds from sale of investments available
   for sale                                       6,558            10,846
 Proceeds from maturity and redemption of
    investments held to maturity                  7,959             8,064
 Repurchase of minority interest in SCSM            ---            (5,500)
 Other                                            1,069               ---
                                              ----------        ----------
Net cash flow used in investing activities      (35,724)          (31,218)

Cash flows from financing activities:
 Proceeds from borrowings                       124,450            27,690
 Repayments of borrowings                       (82,571)          (23,876)
 Proceeds from issuance of common stock             ---                35
                                              ----------        ----------
Net cash flow provided by financing
 activities                                      41,879             3,849
                                              ----------        ----------
Increase (decrease) in cash and cash
 equivalents                                      3,394           (23,939)

Beginning cash and cash equivalents              34,875            41,086
                                              ----------        ----------
Ending cash and cash equivalents              $  38,269         $  17,147
                                              ==========        ==========


See notes to consolidated financial statements.

<PAGE-8>
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1996
                                  (unaudited)


NOTE A--BASIS OF PRESENTATION

  The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In Management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Great Dane Holdings Inc. and its subsidiaries, including Great Dane Trailers, Inc. (Great Dane) and SCSM Holdings, Inc., (formerly Checker Motors Corporation) ("SCSM Holdings") and SCSM Holdings' wholly-owned subsidiaries, including American Country Insurance Company ("Insurance Subsidiary").

NOTE C-INVENTORIES

  Inventories are summarized below (dollars in thousands):

                                        December 31,     September 30,
                                            1995             1996
                                       --------------   --------------
  Raw materials and supplies             $  53,097        $  49,572
  Work-in-process                           10,501           12,824
  Finished goods                            21,088           18,675
                                         ----------       ----------
                                         $  84,686        $  81,071
                                         ==========       ==========

NOTE D--EQUIPMENT LEASED TO OTHERS

  During 1996, Great Dane accepted an order from a customer, the terms of which contractually obligated Great Dane to reacquire, at the customer's option, the trailers at guaranteed prices at specified time periods. Emerging Issues Task Force Issue No. 95-1 precludes Great Dane from recognizing this transaction as a sale for financial reporting purposes. Rather, the transaction is required to be accounted for using the principles of lease accounting. Accordingly, the trailers are included in equipment leased to others and are being depreciated following Great Dane's normal depreciation policy.

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

NOTE F--STOCK ISSUANCE

  1.042 shares of common stock were issued on each of April 2, 1996, and January 4, 1996, to an executive officer of the Company in connection with an agreement between this executive officer and the Company.

NOTE G--SPECIAL CREDIT

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

NOTE H--MINORITY INTEREST

  On July 3, 1996, SCSM Holdings executed an agreement to purchase (the "Agreement") the balance of the common stock of South Charleston Stamping & Manufacturing Company ("SCSM") from the minority interest holder for $5.5 million, $1 million of which was paid upon the signing of the agreement. In connection with the purchase, SCSM Holdings also executed a $4.5 million promissory note payable in four payments over the next ten months with interest at 10% per annum. The Agreement provides that if all or substantially all of SCSM's assets or equity are sold prior to December 31, 1997, the unpaid amount of the promissory note will become immediately due and the minority interest holder will be entitled to receive an additional payment equal to 10% of the amount by which the purchase price for SCSM exceeds $55 million.

<PAGE-10>
                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          Available cash and cash equivalents, cash flow generated from (used in) operations ($(2.8) million and $3.4 million for the nine months ended September 30, 1995 and 1996, respectively) and proceeds from borrowings have provided sufficient liquidity and capital resources for the Company to conduct its operations during the first nine months of 1995 and 1996.

          The Company is a holding company and is, therefore, dependent on cash flow from its operating subsidiaries in order to meet its obligations. The Company's operating subsidiaries are required, pursuant to financing agreements with third parties, to meet certain covenants, which may have the effect of limiting cash available to the Company. Further, the payment of dividends by the Insurance Subsidiary is currently subject to the notification, reporting and disapproval requirements of the State of Illinois Department of Insurance. The operating subsidiaries' plans indicate that sufficient funds are antici-pated to be available to the Company to meet its short-term obligations.

          Certain efforts have been made over the past several years to restruc-ture the Company. As a result of these efforts, subsidiary debt was restruc-tured and certain of the 12-3/4% Senior Debentures and the 14-1/2% Subordinated Discount Debentures were repurchased. However, the Company has been unsuccess-ful in completing an overall comprehensive restructuring. Management of the Company continually reassesses the financial condition and prospects of the Company. As a result of this reassessment, the Company has retained an invest-ment banking organization to act as its exclusive financial advisor to consider certain strategic alternatives, including the merger, recapitalization or potential sale of the entire company or one or more of its subsidiaries. On November 7, 1996, the Company announced that it had entered into a definitive Stock Purchase Agreement whereby a U. S. subsidiary of The Mayflower Corporation Plc. will purchase all of the outstanding shares of SCSM Holdings, Inc. ("SCSM Holdings") formerly known as Checker Motors Corporation, for $165 million con-sisting of approximately $137 million cash and the assumption of approximately $28 million of SCSM's debt. $6 million of the purchase price is to be held in escrow for some time in order to provide indemnification to the Buyer, Mayflower and their affiliates. In addition, the aggregate purchase price will be ad-justed upward or downward, as the case may be, depending upon the actual net assets of SCSM (as calculated in accordance with the terms of the Purchase Agreement) on the date immediately preceding the Closing. The proceeds of the sale after payment of, among other things, SCSM Holdings' bank debt, expenses and taxes of the transaction and management incentives, will be used to retire outstanding debentures and for general corporate purposes. At the time of the closing, the only assets of SCSM Holdings will be all of the issued and outstanding common stock of South Charleston Stamping & Manufacturing Company ("SCSM"). The acquisition is contingent on the occurrence of certain events, including, among other things, the approval of the acquisition by the stock-holders of Mayflower and the placing of newly issued shares of Mayflower on the London Stock Exchange to partially finance the acquisition. It is expected that the closing will occur in early December, 1996.

<PAGE-11>
                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES



RESULTS OF OPERATIONS

                     Three Months Ended September 30, 1996
               Compared to Three Months Ended September 30, 1995
               -------------------------------------------------

     Revenues decreased $51.6 million during the three months ended September 30, 1996, as compared to the same period in 1995. The lower revenues are principally attributed to lower Trailer Manufacturing revenues ($53.8 million) primarily associated with lower volume in trailer sales. The volume decline represents the effect of weakened demand for the movement of freight resulting in decreased sales of truck trailers. Automotive Products revenues increased $2.2 million during the three months ended September 30, 1996, as compared to the same period in 1995. Revenues associated with the production of tooling for certain customers accounted for the increased revenues for the segment.

     The Company's operating profit decreased $5.3 million in the 1996 period compared to the 1995 period. This decrease is attributed to a decrease of Trailer Manufacturing operating profits ($5.1 million) which is principally due to lower volume of trailer sales indicated above. The volume decline represents the effect of weakened demand for the movement of freight resulting in decreased sales of truck trailers. The Automotive Products operating profits decreased $0.1 million, primarily due to the mix of sales.

     During the quarter ended September 30, 1996, SCSM Holdings executed an agreement to purchase the entire minority interest of SCSM for $5.5 million in cash and notes. As a result of this purchase, no minority equity was charged to income in the three months ended September 30, 1996, compared to $0.3 million for the three months ended September 30, 1995.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes and the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

     Net income was $5.4 million for the three months ended September 30, 1996, as compared to $6.7 million for the comparable period in 1995. The decline in net income is attributed to the reasons mentioned above.

                      Nine Months Ended September 30, 1996
                Compared to Nine Months Ended September 30, 1995
               -------------------------------------------------

     Revenues decreased $168.0 million during the nine months ended September 30, 1996, as compared to the same period in 1995. The lower revenues are principally attributed to lower Trailer Manufacturing revenues ($194.3 million) primarily associated with lower volume in trailer sales. The volume decline represents the effect of weakened demand for the movement of freight resulting in decreased sales of truck trailers. Automotive Products revenues increased $23.0 million during the nine months ended September 30, 1996, as compared to the same period in 1995. Revenues associated with the production of tooling for certain customers accounted for the increased revenues for the segment.

<PAGE-12>
                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


     The Company's operating profit decreased $21.8 million in the 1996 period compared to the 1995 period. This decrease is attributed to a decrease of Trailer Manufacturing operating profits ($21.5 million) which is principally due to lower volume of trailer sales indicated above. The volume decline represents the effect of weakened demand for the movement of freight resulting in decreased sales of truck trailers. The Automotive Products operating profits decreased ($0.2 million) primarily due to the mix of sales, as well as certain raw material price increases. The profit margins on tooling programs are lower than margins on contract parts production.

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

     During the nine months ended September 30, 1996, the Company recorded $2.9 million of other income related to a nonrecurring refund.

     During the nine months ended September 30, 1996 and 1995, a $0.9 million and $1.0 million charge, respectively, was recorded to reflect minority equity in South Charleston Stamping & Manufacturing Company ("SCSM"), a subsidiary of SCSM Holdings.

     Income tax expense is higher for financial statement purposes than would be computed if the statutory rate were used because of state income taxes and the impact of the reporting of certain income and expense items in the financial statements which are not taxable or deductible for income tax purposes.

     Net income was $20.4 million for the nine months ended September 30, 1996, as compared to $24.6 million for the comparable period in 1995. The decline in net income is attributed to the reasons mentioned above.

<PAGE-13>
                                    PART II
                               OTHER INFORMATION
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


Item 4:  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

         On October 10, 1996, the stockholders of the Corporation, by Unanimous Written Consent, approved a Special Bonus Plan providing for bonus payments to certain employees of the Company's stamping subsidiaries, which bonuses are to be paid out of the proceeds of the sale of one or both of those facilities.

Item 5:  Other Information
         -----------------

         On November 7, 1996, Great Dane Holdings Inc. (the "Company") and SCSM Holdings, Inc. ("SCSM Holdings"), formerly Checker Motors Corporation, a subsidiary of the Company, entered into a Stock Purchase Agreement (the "Purchase Agreement") with Mayflower Acquisition Corporation (the "Buyer"), a wholly-owned indirect subsidiary of the Mayflower Corporation Plc, a corporation organized under the laws of England ("Mayflower"), pursuant to which the Buyer has agreed to purchase, and the Company has agreed to sell, all of the outstanding shares of capital stock (the "Stock") of SCSM Holdings. The closing of the transaction (the "Closing") is contingent upon the occurrence of certain events, including, among other things, the approval of the transaction by the shareholders of Mayflower and a placing of newly issued shares of Mayflower on the London Stock Exchange to partially finance the acquisition. At the time of Closing, SCSM Holdings' only assets will be all of the issued and outstanding shares of the common stock of the South Charleston Stamping & Manufacturing Company ("SCSM"). SCSM develops, designs, engineers and manufactures a broad range of sheet metal stampings for sale to North American original equipment manufacturers.

         The Closing is anticipated to occur on December 5, 1996, or two business days after the approval by Mayflower's shareholders, or on such later mutually convenient date but in no event later than December 13, 1996 (the "Closing Date"). All of the assets of SCSM Holdings (other than the stock of SCSM), including, without limitation, the shares of stock of Yellow Cab Company, Chicago AutoWerks Inc., City Wide Towing, Inc., American Country Insurance Company (and its subsidiary), CMC Kalamazoo Inc., all real property and other assets, will be either sold, spunoff, dividended, contributed, assigned, transferred or otherwise disposed of prior to or simultaneously with the Closing.

         The aggregate purchase price to be paid by the Buyer for the Stock is $165 million, consisting of approximately $137 million cash and the assumption of approximately $28 million of SCSM's debt. $6 million of the purchase price is to be held in escrow for some time in order to provide indemnification to the Buyer, Mayflower and their affiliates. In addition, the aggregate purchase price will be adjusted upward or downward, as the case may be, depending upon the actual net assets of SCSM (as calculated in accordance with the terms of the Purchase Agreement) on the date immediately preceding the Closing. The proceeds of the sale after payment of, among other

<PAGE-14>
                                    PART II
                          OTHER INFORMATION--CONTINUED
                   GREAT DANE HOLDINGS INC. AND SUBSIDIARIES


         things, SCSM Holdings' bank debt, expenses and taxes of the transaction and management incentives, will be used to retire outstanding debentures and for general corporate purposes. As of the filing date, the Buyer and the Company are unrelated corporations, with no common officers and directors.

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits
         --------

          2.1 Stock Purchase Agreement dated November 7, 1996, by and among Great Dane Holdings Inc., SCSM Holdings, Inc., Mayflower Acquisition Corporation and The Mayflower Corporation Plc.

         10.1  Special Bonus Plan.

         27.1  Financial Data Schedule

         28.1 Press Release of Great Dane Holdings Inc. relating to the Stock Purchase Agreement dated November 7, 1996.

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


Date:  November 12, 1996