Form 10-Q/A
period 1996-09-30
GREAT DANE HOLDINGS INC
filed 1996-12-05
CIK 51200

FORM 10-Q/A


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                         GREAT DANE HOLDINGS INC.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             Delaware                               54-0698116
---------------------------------------------------------------------------
   (State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)              Identification No.)


2016 North Pitcher Street, Kalamazoo, Michigan                  49007
---------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (616) 343-6121
                                                  -------------------------



                              Amendment No. 1

     The undersigned registrant hereby amends its Form 10-Q for the period ended September 30, 1996, in order to substitute the attached Exhibit 10.1 for Exhibit 10.1, as originally filed.



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GREAT DANE HOLDINGS INC.
                                   ------------------------------
                                            (Registrant)



                                     /s/  Marlan R. Smith
                                   ------------------------------
                                   Marlan R. Smith, Treasurer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)

Dated:  December 5, 1996